Form 10-Q
period 2025-09-30
Figure Technology Solutions, Inc.
filed 2025-11-13
CIK 2064124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-42829
_________________________
FIGURE TECHNOLOGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
_________________________

Nevada	99-2556408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 West Liberty Street, Suite 600 Reno, NV	89501
(Address of Principal Executive Offices)	(Zip Code)
(917) 789-8049
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	FIGR	The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
As of November 10, 2025, registrant had outstanding 176,100,512 shares of Class A common stock, and 37,893,047 shares of Class B common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report, including without limitation, statements regarding our future financial performance, including our expectations regarding our revenue, expenses, ability to determine reserves, and ability to remain profitable; our ability to maintain, expand, and enter into new relationships with partners and loan purchasers on the secondary market, our ability to broaden our network of partners; and our ability to successfully execute our business and growth strategy; and anticipated trends, growth rates, and challenges in our business, the cryptoeconomy, the price, and market capitalization of digital assets and in the markets in which we operate are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties, together with all of the other information contained in this Quarterly Report, when investing in our common stock or warrants. The principal risks and uncertainties affecting our business include the following:
•We have a history of losses, we may not be able to maintain profitability in the future, and there is no assurance that our revenue and business model will be successful.
•If we fail to effectively manage our growth, our business, financial condition, and results of operations could be adversely affected.
•Substantially all of our revenue is derived from our HELOC product, and we are thus particularly susceptible to fluctuations in the HELOC market. Our current product offerings may also not be sufficiently broad to attract and retain partners.
•Our success and ability to develop our lending business depend on retaining and expanding our reach through both our Figure-branded and Partner-branded strategies. If we or our partners fail to add new borrowers or customers, as applicable, our business, financial condition, and results of operations could be adversely affected.
•If loans originated by us or through our platform and purchased by us do not perform, or significantly underperform, we may incur financial losses on the loans we hold on our balance sheet, which could adversely affect our business, financial condition, and results of operations, as well as result in the loss of confidence of our funding sources.
•Increases in borrower default rates on loans could make us and our loans less attractive to loan purchasers, lenders under warehouse credit facilities and investors in securitizations, which may adversely affect our access to financing and our business, financial condition, and results of operations.
•Our HELOCs and other loans we make, such as digital assets-secured personal loans, are subject to federal, state and local laws that regulate various aspects of lending, including disclosures, interest rates and other charges, and if we exceed applicable limitations on interest, loan charges, and other fees or fail to provide required disclosures, our business, financial condition, and results of operations could be significantly adversely affected, including but not limited to, through litigation (including damages), investigation, enforcement and other regulatory and legal action and penalties.
•If a court or regulator determines that our HELOCs cannot be characterized as a fixed-rate extension of “open-end credit” under the Truth in Lending Act (“TILA”) or state law, we would be subject to the more prescriptive closed-end mortgage laws and rules, as well as laws and rules applicable to variable-rate HELOCs, which would have a material adverse effect on our business, financial condition, and results of operations.
•A particular digital asset, product or service’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a digital asset or product offering, or if the regulatory framework with respect to digital assets changes, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.
•Depositing and withdrawing digital assets into and from Figure Exchange involve risks, which could result in loss of customer assets, customer disputes and other liabilities, and adversely impact our business, financial condition, and results of operations.
•Our business is significantly impacted by interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates could adversely affect our business, financial condition, and results of operations.
•Technology disruptions or failures in, and cyberattacks or other breaches or incidents relating to, our operational, security or fraud-detection systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm, and adversely affect our business, financial condition, and results of operations.

•Our business, financial condition, and results of operations could be adversely affected if we fail to adequately maintain, protect and enforce our intellectual property and proprietary rights or face allegations that our product offerings or conduct infringes on the intellectual property rights of third parties.
•We are subject to or facilitate compliance with a variety of federal, state, and local laws, including those related to lending and mortgages, money transmission, consumer protection, financial services and loan financings.
•Our marketing practices involving relationships with third parties may expose us to risks of alleged Real Estate Settlement Procedures Act (the “RESPA”) violations.
•We hold state licenses that result in substantial costs, including licensing fees and compliance costs, and our business, financial condition, and results of operations would be adversely affected if our licenses were impaired as a result of noncompliance with those requirements.
•Litigation, regulatory actions, and compliance issues could subject us to significant fines, penalties, judgments, remediation costs, negative publicity, changes to our business model, and requirements resulting in increased expenses.
•Our compliance and risk management policies, procedures and techniques may not be sufficient to identify all of the financial, legal, regulatory, and other risks to which we are exposed, and failure to identify and address such risks could adversely affect our business, financial condition, and results of operations.
•Changes in applicable laws and regulations, as well as changes in government enforcement policies and priorities, could materially increase our operating costs and negatively impact our ability to offer certain products or the terms and conditions upon which they are offered, and ability to compete, which could have a material adverse effect on our business, financial condition, and results of operations.
•We have identified material weaknesses in our internal control over financial reporting. If we fail to remedy these material weaknesses, experience additional material weaknesses in the future or otherwise fail to continue to design, implement and maintain effective internal control over financial reporting, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us, and, as a result, the value of our Class A common stock.
•The dual-class structure of our common stock has the effect of concentrating voting control which limits your ability to affect the outcome of key transactions, including a change in control, and it may depress the trading price of our Class A common stock.
•The market price of our Class A common stock may be volatile, and you could lose all or part of your investment.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,097,123	$287,256
Restricted cash	64,590	57,777
Loans held for sale, at fair value	389,032	395,922
Digital assets ($101,408 and $76,362 at fair value)	102,913	77,862
Accounts receivable, net	46,238	20,998
Other current assets	59,828	14,875
Total current assets	1,759,724	854,690
Loan servicing asset, at fair value	100,000	88,497
Marketable securities, at fair value	239,694	163,489
Digital assets, non-current	7,272	9,704
Loan to related parties	9,927	9,372
Other non-current assets	40,172	33,826
Total assets	$2,156,789	$1,159,578
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$55,320	$37,217
Payables to third-party loan owners	336,547	212,619
Debt, current ($18,962 and $— at fair value)	268,923	305,294
Other current liabilities	117,385	70,401
Total current liabilities	778,175	625,531
Debt, non-current	197,827	167,882
Lease liability, non-current	4,227	2,790
Total liabilities	980,229	796,203
Stockholders' equity:
Convertible Preferred stock — no shares authorized, issued and outstanding at September 30, 2025; $0.00001 par value per share: 115,983,447 shares authorized, 111,900,495 issued and outstanding at December 31, 2024, liquidation preference $528,566,000	—	2
Common stock — no shares authorized, issued and outstanding at September 30, 2025; $0.00001 par value per share: 240,820,153 shares authorized, 69,300,284 issued and outstanding at December 31, 2024	—	2
Preferred stock — $0.0001 par value per share: 100,000,000 shares authorized, no shares issued and outstanding at September 30, 2025; no shares authorized, issued and outstanding at December 31, 2024	—	—
Class A common stock — $0.0001 par value per share: 1,000,000,000 shares authorized, 174,853,649 shares issued and outstanding at September 30, 2025; no shares authorized, issued and outstanding at December 31, 2024	17	—
Class B common stock — $0.0001 par value per share: 200,000,000 shares authorized, 37,893,047 shares issued and outstanding at September 30, 2025; no shares authorized, issued and outstanding at December 31, 2024	4	—
Blockchain common stock — $0.0001 par value per share: 500,000,000 shares authorized, no shares issued and outstanding at September 30, 2025; no shares authorized, issued and outstanding at December 31, 2024	—	—
Additional paid-in capital	1,369,956	675,945
Accumulated deficit	(202,153)	(320,851)
Total Figure Technology Solutions, Inc. stockholders' equity	1,167,824	355,098
Noncontrolling interests in consolidated subsidiaries	8,736	8,277
Total stockholders' equity	1,176,560	363,375
Total liabilities and stockholder's equity	$2,156,789	$1,159,578
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Revenue
Ecosystem and technology fees	$35,691	$7,323	$79,445	$19,830
Servicing fees	7,882	6,483	22,537	18,389
Interest income	17,864	12,772	50,502	32,475
Origination fees	21,415	18,940	50,142	51,244
Gain on sale of loans, net	63,561	57,434	131,896	116,069
Gain (loss) on servicing asset, net	9,332	(2,057)	11,502	18,580
Other revenue	620	112	928	443
Total net revenue	156,365	101,007	346,952	257,030
Expenses
General and administrative	36,366	15,890	71,603	78,428
Technology and product development	15,915	16,080	49,349	46,407
Operations and processing	18,217	11,333	45,342	33,275
Sales and marketing	22,144	15,031	54,077	40,979
Interest expense	12,450	14,761	35,798	41,951
Other (income) expense	(1,445)	1,775	2,268	5,951
Total expenses	103,647	74,870	258,437	246,991
Operating income	52,718	26,137	88,515	10,039
Other income, net
Other income, net	5,641	2,543	3,812	5,775
Total other income, net	5,641	2,543	3,812	5,775
Income before income taxes	58,359	28,680	92,327	15,814
Income tax provision	(31,463)	1,253	(26,876)	1,788
Net income	89,822	27,427	119,203	14,026
Net income attributable to noncontrolling interests in consolidated subsidiaries	246	88	505	2,288
Net income attributable to Figure Technology Solutions, Inc.	$89,576	$27,339	$118,698	$11,738

Net income per share of Class A and Class B common stock
Basic	$0.42	$0.09	$0.48	$0.00
Diluted	$0.34	$0.09	$0.38	$0.00
Weighted-average Class A and Class B common shares outstanding
Basic	103,571,820	68,568,542	80,896,185	63,700,455
Diluted	129,922,329	73,585,747	103,106,387	69,854,927
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Figure Technology Solutions Stockholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 30, 2025	111,900,495	$2	69,939,160	$2	—	$—	—	$—	$687,655	$(291,729)	$395,930	$8,530	$404,460
Vesting of preferred stock warrants	—	—	—	—	—	—	—	—	2,459	—	2,459	—	2,459
Exercise of stock options and warrants	2,010,410	1	367,855	—	—	—	—	—	7,691	—	7,692	—	7,692
Stock compensation expense	—	—	—	—	—	—	—	—	17,469	—	17,469	—	17,469
Dividends & redemptions of subsidiaries	—	—	—	—	—	—	—	—	—	—	—	(40)	(40)
Settlement of restricted stock units	—	—	—	—	297,171	—	—	—	—	—	—	—	—
Issuance and conversion of common stock in connection with initial public offering, net of offering costs and commissions	—	—	(70,307,015)	(2)	98,538,620	10	—	—	654,682	—	654,690	—	654,690
Conversion of convertible preferred stock to common stock in connection with initial public offering	(113,910,905)	(3)	—	—	113,910,905	11	—	—	—	—	8	—	8
Conversion of Class A Common Stock to Class B Common Stock	—	—	—	—	(37,893,047)	(4)	37,893,047	4	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	89,576	89,576	246	89,822
Balance at September 30, 2025	—	$—	—	$—	174,853,649	$17	37,893,047	$4	$1,369,956	$(202,153)	$1,167,824	$8,736	$1,176,560

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Figure Technology Solutions Stockholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2024	111,900,495	$2	69,300,284	$2	—	$—	—	$—	$675,945	$(320,851)	$355,098	$8,277	$363,375
Vesting of preferred stock warrants	—	—	—	—	—	—	—	—	7,863	—	7,863	—	7,863
Exercise of stock options and warrants	2,010,410	1	1,006,731	—	—	—	—	—	8,736	—	8,737	—	8,737
Stock compensation expense	—	—	—	—	—	—	—	—	22,730	—	22,730	—	22,730
Dividends & redemptions of subsidiaries	—	—	—	—	—	—	—	—	—	—	—	(146)	(146)
Other equity contributions	—	—	—	—	—	—	—	—	—	—	—	100	100
Settlement of restricted stock units	—	—	—	—	297,171	—	—	—	—	—	—	—	—
Issuance and conversion of common stock in connection with initial public offering, net of offering costs and commissions	—	—	(70,307,015)	(2)	98,538,620	10	—	—	654,682	—	654,690	—	654,690
Conversion of convertible preferred stock to common stock in connection with initial public offering	(113,910,905)	(3)	—	—	113,910,905	11	—	—	—	—	8	—	8
Conversion of Class A Common Stock to Class B Common Stock	—	—	—	—	(37,893,047)	(4)	37,893,047	4	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	118,698	118,698	505	119,203
Balance at September 30, 2025	—	$—	—	$—	174,853,649	$17	37,893,047	$4	$1,369,956	$(202,153)	$1,167,824	$8,736	$1,176,560

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Figure Technology Solutions Stockholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	110,626,501	$2	68,479,148	$2	$648,530	$(353,666)	$294,868	$7,812	$302,680
Issuance of Series E preferred stock, net of issuance costs	1,273,994	—	—	—	12,376	—	12,376	—	12,376
Issuance of preferred stock warrants	—	—	—	—	2,572	—	2,572	—	2,572
Exercise of stock options and warrants	—	—	182,719	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	4,533	—	4,533	—	4,533
Dividends & redemptions of subsidiaries	—	—	—	—	—	—	—	(16)	(16)
Net income	—	—	—	—	—	27,339	27,339	88	27,427
Balance at September 30, 2024	111,900,495	$2	68,661,867	$2	$668,011	$(326,327)	$341,688	$7,884	$349,572

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Figure Technology Solutions Stockholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	104,575,110	$1	51,618,208	$1	$555,133	$(338,065)	$217,070	$5,353	$222,423
Issuance and exchange of equity	—	—	16,498,104	1	—	—	1	—	1
Issuance of Series E preferred stock, net of issuance costs	7,325,385	1	—	—	71,773	—	71,774	—	71,774
Issuance of preferred stock warrants	—	—	—	—	6,977	—	6,977	—	6,977
Exercise of stock options and warrants	—	—	545,555	—	867	—	867	—	867
Stock compensation expense	—	—	—	—	34,526	—	34,526	—	34,526
Noncontrolling interest investment in subsidiary	—	—	—	—	—	—	—	290	290
Dividends & redemptions of subsidiaries	—	—	—	—	(1,265)	—	(1,265)	(47)	(1,312)
Net income	—	—	—	—	—	11,738	11,738	$2,288	14,026
Balance at September 30, 2024	111,900,495	$2	68,661,867	$2	$668,011	$(326,327)	$341,688	$7,884	$349,572
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net income	$119,203	$14,026
Adjustments to reconcile net loss to net cash flows used in operating activities:
Gain on servicing asset, net	(11,502)	(18,580)
Gain on sale of loans, net	(126,130)	(116,069)
Loss (gain) on sale of digital assets	(2,979)	(7,065)
Income from fund and equity method investments	475	296
Amortization of deferred financing costs	732	712
Amortization of internally developed software	12,381	13,255
Impairment of internally developed software costs	—	8,591
Impairment of digital assets	—	5,851
Services exchanged for issuance of warrants	7,863	4,019
Stock-based compensation expense	22,730	34,526
Losses on repurchased loans	2,268	5,951
Net change in operating assets and liabilities:
Proceeds from loan sales, net of repurchases	4,599,255	3,553,500
Originations of loans held for sale	(2,561,856)	(2,409,864)
Purchases of loans held for sale	(2,221,013)	(1,568,000)
Principal payments on loans held for sale	324,568	334,777
Purchases of marketable securities	(141,878)	(81,622)
Proceeds from sale of marketable securities	—	872
Principal payments on marketable securities	62,517	8,342
Accounts receivable, net	(25,240)	3,682
Other assets	(54,528)	(12,994)
Accounts payable and other liabilities	42,431	11,429
Net cash provided by (used in) operating activities	49,297	(214,365)
Investing activities:
Capitalization of internally developed software costs	(16,077)	(12,498)
Investment contributions	(2,477)	(3,314)
Purchases of digital assets	(9,938)	(25,777)
Proceeds from sales of digital assets	12,634	10,842
Loan receivable issued to related parties	—	(2,030)
Payment on note receivable from related parties	—	809
Distributions from investments	797	—
Realized losses on futures	(5,766)	—
Sale of internally developed software	—	1,000
Net cash used in investing activities	(20,827)	(30,968)
Financing activities:
Proceeds from debt	4,169,636	3,459,213
Principal payments on debt	(4,175,300)	(3,217,322)
Payments of deferred financing costs	(1,494)	(1,574)
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	663,443	—
Proceeds from servicing activity on behalf of third-party loan owners	123,086	60,390
Proceeds from issuance of preferred stock	—	71,774
Distributions to shareholders	—	(2,765)
Proceeds from exercises of stock options	8,737	867
Other financing activities	102	258
Net cash provided by financing activities	788,210	370,841
Net increase in cash, cash equivalents, and restricted cash	816,680	125,508
Cash, cash equivalents, and restricted cash, beginning of period	345,033	175,780
Cash, cash equivalents, and restricted cash, end of period	$1,161,713	$301,288

Supplemental cash flow disclosures
Cash paid during the period for interest	$36,371	$41,117
Cash paid during the period for income taxes	8,015	48

Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internally developed software	329	401
Contribution from related party	—	1,500
Distribution of noncontrolling interest in fund	—	8
Distributions from Onshore Solana Fund	1,759	—
Transfers from held for sale to held for investment	—	4,959
Other capital contributions	—	2,958
Accrued issuance costs	3,533	1,025
Unrealized losses on futures	318	—
Right of use assets obtained in exchange for operating lease liabilities	3,080	—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)

NOTE 1 – BUSINESS AND ORGANIZATION
Figure Technology Solutions, Inc. (“FTS”, “Figure”, or the “Company”) is a financial technology company that has built a suite of blockchain-based products and solutions centered around the vision of promoting efficiency and liquidity in financial markets. The Company offers a technology-enabled loan origination system and pairs this system with a distribution marketplace, Figure Connect, providing access to a deep and broad pool of capital markets partners (together, the “Technology Offering”). In addition, the Company has utilized blockchain technology to develop an exchange for digital assets and credit, with new product offerings including providing interest-bearing stablecoin deposits.
Reorganization
Prior to a change in corporate structure on March 18, 2024, the consolidated financial statements were under the former parent company, Figure Technologies, Inc. ("FT"). On March 18, 2024, FT, FT Intermediate, Inc. (“FTI”), and Figure Markets Holdings, Inc. (“FMH”) and other entities under common control consummated a reorganization (the “Reorganization”) whereby FT contributed assets and liabilities to FTI and subsequently, FT consummated a reverse merger with a subsidiary of FTI. Each outstanding share of common stock of FT converted into one share of common stock of FTI, whereby FTI (a) contributed assets and liabilities applicable to the FMH business and (b) 100% of the equity interest to FT's successor. FT then ratably distributed 74.1% of FMHs' common stock to third-party shareholders and 25.9% to related parties in exchange for their FTI common stock.
As a result of the Reorganization, there were two affiliated corporations under common control. Each of the following two corporations was owned either directly or indirectly by its controlling shareholder, Michael Cagney (“Controlling Party”):
•FTI was formed on March 18, 2024 as a Delaware corporation and primarily operates through its wholly-owned subsidiary, Figure Lending Corp. (“Lending”). Lending offers Figure Connect which generates ecosystem and technology fees, and originates, sells, and securitizes home equity line of credit (“HELOC”) loans that it services.
•FMH was formed on January 25, 2024 as a Delaware corporation. FMH utilized blockchain technology to develop an exchange for digital assets and credit, with new product offerings including providing interest-bearing stablecoin deposits.
In May 2025, both FTS and FMH redomiciled from the State of Delaware to the State of Nevada.
Recombination
On August 29, 2025 (“Recombination Date”), FTI and FMH recombined the businesses through a series of transactions (the “Recombination”) and FMH became a wholly-owned subsidiary of FTI. Approximately five outstanding shares of FMH common or preferred stock, options, or warrants converted into one share of common or preferred stock, options, or warrants of FTI (“Conversion Rate”). Upon the consummation of the Recombination, FTI changed its name to Figure Technology Solutions, Inc.
The Recombination was a reorganization of entities under common control as FTI and FMH were owned, either directly or indirectly, by the Controlling Party before and after the Recombination. As a result, the Recombination is accounted for in a manner similar to a pooling of interests with the assets and liabilities of the parties to the Recombination carried over at their historical amounts. Therefore, the accompanying Condensed Consolidated Financial Statements have been retrospectively recast to reflect the results as if FTI and FMH were a single consolidated entity as of the earliest period presented.
Initial Public Offering
On September 12, 2025, the Company completed its initial public offering (“IPO”) of 36,225,000 shares of its Class A common stock, including 7,993,395 shares sold by selling stockholders and 4,725,000 sold by the Company pursuant to the exercise of the underwriters’ over-allotment option which was exercised in full, at a public offering price of $25.00 per share. The IPO resulted in net proceeds to the Company of $663.4 million after deducting the underwriting discounts and commissions and before deducting offering costs of $8.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the IPO.
In connection with the IPO, all shares of outstanding convertible preferred stock, including 2,010,410 shares of Series E preferred stock issued upon the exercise of outstanding warrants, automatically converted to 113,910,905 shares of Class A

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
common stock, and a total of 39,393,047 shares of our Class A common stock held by the Controlling Party and his permitted transferees were converted into an equivalent number of shares of Class B common stock, of which 1,500,000 shares were subsequently converted back to Class A and sold in connection with the IPO.
In connection with the IPO, the Company filed its Second Amended and Restated Certificate of Incorporation (the “Charter”), which authorizes a total of 1,000,000,000 shares of Class A common stock, par value $0.0001 (“Class A Common Stock”), 200,000,000 shares of Class B common stock, par value, $0.0001 (“Class B Common Stock”), 500,000,000 shares of Blockchain common stock, par value, $0.0001 (“Blockchain Common Stock”), and 100,000,000 shares of preferred stock, par value $0.0001 (“Preferred Stock”).
Certain of our restricted stock units (“RSUs”) granted to employees included both a service condition and a liquidity-event-related performance condition. The performance condition related to these awards was met upon the completion of the IPO, and the Company recognized $11.0 million of stock-based compensation expense during the three months ended September 30, 2025 and as a result 1,599,216 shares of Class A common stock vested during the period.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial statements for the three and nine months ended September 30, 2025 and 2024 reflect the recast consolidated statements of FTS to give effect to the Recombination of entities under common control to the earliest period presented. The Condensed Consolidated Financial Statements include the accounts of the Company and the combined wholly-owned subsidiaries over which the Company controls significant operating, financial, and investing decisions of the entity as well as those entities deemed to be variable interest entities (“VIEs”) in which the Company is determined to have a controlling financial interest. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows have been included and are of a normal and recurring nature. All intercompany balances and transactions have been eliminated.
Certain information and footnote disclosures normally included in financial statements prepared under GAAP may be condensed or omitted for interim financial reporting, and the operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim or annual period.
These Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Combined Consolidated Financial Statements for the year ended December 31, 2024 and footnotes thereto included in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”), as amended and declared effective on September 10, 2025. Capitalized terms used herein, and not otherwise defined, are defined in the Company’s Combined Consolidated Financial Statements for the year ended December 31, 2024.
Emerging Growth Company
The Company is an “emerging growth company” (“EGC”), as defined in Section 2(a)(19) of the Securities Act of 1933, as amended, and modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an EGC can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when an accounting standard is issued or revised and it has different application dates for public and private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
revised standard. This may make comparison of the Company’s Condensed Consolidated Financial Statements with another public company that is neither an EGC nor an EGC that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Consolidation
Variable Interest Entities
A variable interest entity (“VIE”) is a legal entity in which (i) equity at risk investors do not have the characteristics of a controlling financial interest, (ii) the entities do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or (iii) substantially all of the activities of the entity are performed on behalf of the party with disproportionately few voting rights. The Company’s variable interest arises from contractual, ownership, or other monetary interests in the entity, which change with fluctuations in the fair value of the entity’s net assets. A VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.
The determination of whether or not to consolidate a VIE under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, management conducts an analysis, on a case-by-case basis, on whether the Company is the primary beneficiary, the party who has the power to direct the activities of a VIE that most significantly impacts its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, and are therefore required to consolidate the entity.
In circumstances where an entity does not have the characteristics of a VIE, the Company would consolidate the entity if the Company owns a majority of the equity interest and has control over significant operating, financial and investing decisions of the entity. For entities over which the Company exercises significant influence, but which do not meet the requirements for consolidation, the Company applies the equity method of accounting whereby it records its share of the underlying income of such entities. The Company records its share of income and losses in “Other income, net” in the Condensed Consolidated Statements of Operations. Distributions from equity method investments are classified as investing activities in the Condensed Consolidated Statements of Cash Flows.
The Company applies the measurement alternative for entities in which the Company holds non-security interests and over which the Company does not exercise significant influence. Under the measurement alternative, investments are measured at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer in the current period. The carrying value is not adjusted for the Company’s investment if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment.
See Note 3 for additional information regarding the Company’s measurement alternative and equity method investees.
Management continually reconsiders whether the Company should consolidate a VIE or not; upon the occurrence of certain events, management will reconsider its conclusion regarding the status of an entity as a VIE. See Note 9 for additional information regarding the VIEs that the Company consolidates.
Noncontrolling Interests in Consolidated Subsidiaries
Noncontrolling interests represent the portion of subsidiaries’ net assets the Company consolidates but does not own. The Company recognizes each noncontrolling holder’s respective share of the net assets at the date of formation or acquisition. Noncontrolling interests are subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions, and their share of the net earnings or losses of each respective consolidated entity. The Company allocates net income or loss to noncontrolling interests based on the weighted-average ownership interest during the period. The net income or loss that is not attributable to the Company is reflected in “Net income attributable to noncontrolling interests in consolidated subsidiaries” in the Condensed Consolidated Statements of Operations. The Company does not recognize a gain or loss on transactions with a consolidated entity in which it does not own 100% of the equity, but the Company reflects the difference in cash received from, or paid to, the noncontrolling interests as adjustments to its carrying amount offset by additional paid-in-capital adjustments.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)

Segments
As detailed in Note 1, the Recombination that was effective on August 29, 2025 recombined FTI and FMH through a series of transactions into a single operating entity. Prior to the Recombination, the Company operated and managed its business through FTI and FMH, including their respective subsidiaries, as two distinct legal entities and disclosed operating segments based on each legal entity.
Following the Recombination, the Company operates as a single operating and reportable segment. The legacy executive management teams have been consolidated into one executive team, and the Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
The CODM evaluates performance and allocates resources using consolidated net income as reported in the Condensed Consolidated Statements of Operations. Significant expense categories and revenue streams reviewed by the CODM are presented on the face of the Condensed Consolidated Statements of Operations. The CODM does not review assets, liabilities, or capital expenditures at a more granular level; accordingly, no such disclosures are presented. Total consolidated assets are presented on the Condensed Consolidated Balance Sheets.
Substantially all of the Company’s revenues and long-lived assets are located in the United States, and the Company does not have any customers that represent more than 10% of consolidated revenues.
The change in segment reporting did not have an impact on the Company’s consolidated financial position, results of operations, cash flows, or stockholders’ equity.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Risks and Uncertainties
In the course of its business, the Company primarily encounters two significant types of economic risk: credit risk and market risk. Credit risk is the risk of default on the Company’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, or other market factors, including risks that impact the value of the collateral underlying the Company’s marketable securities, loans, servicing, and digital assets. To the extent the Company originates, invests in, or services loans concentrated in certain geographic locations, disruptions to those locations may cause material risks to the Company despite favorable macroeconomic conditions.
Changes in federal, state, or international tax laws or tax rulings could adversely affect the Company’s effective tax rate and its operating results.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make subjective estimates, judgments, and assumptions that affect the reported amounts in these Condensed Consolidated Financial Statements and accompanying notes, including assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and estimates may change as the Company obtains new information. Management uses historical experience, current events, and other factors to develop estimates and assumptions that management reviews periodically. The Condensed Consolidated Financial Statements reflect the effects of estimate revisions in the period in which such revisions occur. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the Condensed Consolidated Financial Statements.
Significant estimates include the determination of the prepayment rates, discount rates, default rates, and servicing costs (as applicable) used in determining the fair value adjustments for loans held for sale, held for investment, and servicing assets; valuation allowance for deferred tax assets; fair value of warrants; stock-based compensation, including the grant date fair value of the related common stock and employee awards of the Company, and other employee-related costs; inputs for capitalized internal use software and the related useful life for amortization; and whether or not to consolidate a VIE.
Fair Value
GAAP requires the categorization of the fair value of assets and liabilities into three broad levels that form a hierarchy based on the transparency of inputs to the valuation.

Level	Measurement
1	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
2	Inputs are other than quoted prices that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the asset or liability.
3	Inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.
The Company follows this hierarchy for its assets and liabilities, with classifications based on the lowest level of input that is significant to the fair value measurement. The following summarizes the Company’s assets and liabilities within the fair value hierarchy at September 30, 2025 and December 31, 2024:

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)

Level	Assets and Liabilities	Measurement
1	Cash and cash equivalents and restricted cash	Estimates of fair value are measured using observable, quoted market prices, or Level 1 inputs.
	Digital assets	Estimates of fair value are measured using observable, quoted digital asset prices within the Company’s principal market at the time of measurement as Level 1 inputs.
2	Marketable securities	Estimates of fair value are measured based upon observable market data of similar instruments.
	Publicly-traded face-amount certificates	Estimates of fair value are measured based upon observable market data of similar instruments.
3	Marketable Securities —Residual Interest Securities	Estimates of fair value are measured based upon discounted expected future cash flows arising from the securitization collateral cash flows after payments of principal and interest to senior noteholders and other fees, incorporating assumptions of scheduled principal and interest collections; prepayment and default rates; and debt-to-income and loan-to-value ratios.
	Loans	Estimates of fair value are measured based upon discounted expected future contractual loan cash flows, incorporating assumptions of scheduled principal and interest collections; prepayment and default rates; and debt-to-income and loan-to-value ratios.
	Loan servicing assets	Estimates of fair value are measured based upon discounted expected future cash flows arising from the market fees earned to service underlying similar loans, net of market servicing costs, of the forecasted loan balances, incorporating scheduled principal and interest collections as well as prepayment and default rates.
Significant Inputs — For the assets and liabilities measurements above, the Company uses the following significant inputs:
•Conditional Prepayment Rate (“CPR”) — The percentage per annum of a pool of loans expected to voluntarily repay principal in advance of scheduled, contractual payment terms based on available market data for similar loan types and prepayment statuses.
•Constant Default Rate (“CDR”) — The percentage per annum of a pool of loans expected to experience delinquency of greater than 90 days based on available market data for similar loan types and delinquency statuses.
•Servicing Rates — Servicing rates used by the Company are based on available market data for similar loan types and delinquency statuses.
•Discount Rate — Expected future cash flows are discounted at a rate derived from market data for similar financial instruments or related collateral.
Fair Value Option — The fair value option provides the Company with an irrevocable option to elect fair value as an alternative measurement for selected financial instruments upon initial recognition of an asset or liability, which the Company is then required to carry at fair value and reflect changes thereon in earnings. The Company elected the fair value option for marketable securities, including retained security interests, publicly-traded face-amount certificate liabilities, and loans as management believes incorporating current market conditions in the carrying value of these financial instruments provides better information regarding the Company’s economic exposure to these assets.
Valuation Process — On a quarterly basis, with assistance from an independent valuation firm, management estimates the fair value of the Company’s Level 3 assets and liabilities. The Company’s determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management’s best estimates after considering a variety of internal and external factors. When an independent valuation firm expresses an opinion on the fair value of an asset or liability in the form of a range, management selects a value within the range provided by the independent valuation firm to assess the reasonableness of management’s estimated fair value for that asset or liability. At September 30, 2025, the Company’s valuation process for Level 3 measurements, as described below, was conducted internally or by an independent valuation firm and reviewed by management:
•Marketable Securities — Residual Interest Securities — Management generally classifies the Company’s investments in the residual interests of securitizations collateralized by loans as Level 3 assets in the fair value

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
hierarchy given such assets lack sufficient observable market activity to classify as Level 2. The Company also holds marketable securities in certain securitizations with recent similar transactions in active markets to derive the fair value of those securities as Level 2 assets.
•Loans — Management generally considers the Company’s loans as Level 3 assets in the fair value hierarchy as such assets are illiquid investments that are specific to the loan product, for which there is limited market activity. On a quarterly basis, management engages an independent valuation firm to estimate the fair value of each loan categorized as a Level 3 asset.
•Loan Servicing Asset — Management generally considers the Company’s servicing assets as Level 3 assets in the fair value hierarchy given such assets are illiquid contracts that are specific to the loan pool serviced. Servicing fees earned, and costs incurred, are derived from various loan types and are adjusted for the loans the Company services.
•Other Valuation Matters — For Level 3 assets acquired, and liabilities assumed, during the calendar month immediately preceding a quarter end that were conducted in an orderly transaction with an unrelated party, management generally believes that the transaction price provides the most observable indication of fair value given the illiquid nature of these assets or liabilities unless management is aware of any circumstances that may cause a material change in the fair value through the remainder of the reporting period. For instance, significant changes in a counterparty’s intent or ability to make payments on a financial asset may cause material changes in the fair value of that financial asset.
See Note 12 for additional information regarding the valuation of the Company’s assets and liabilities.
Transfers and Servicing
In situations where the Company is the transferor of financial assets to an entity that it does not consolidate, the Company assesses whether the transfer of the underlying assets would qualify for sale accounting or should be accounted for as secured borrowing.
A special purpose entity (“SPE”) is an entity designed to fulfill a specific limited need of the company that organized it. SPEs are often used to facilitate transactions that involve securitizing financial assets or resecuritizing previously securitized financial assets. The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity, or refinancing the underlying securitized financial assets on improved terms. Securitization involves transferring assets to an SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business through the SPE’s issuance of debt or equity instruments. Investors in an SPE usually have recourse only to the assets in the SPE and, depending on the overall structure of the transaction, may benefit from various forms of credit enhancement, such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement. The Company generally securitizes loans if possible.
The Company may periodically enter into transactions in which it transfers assets to a third party. Upon a transfer of financial assets, the Company may retain or acquire subordinated interests in the related assets. In such circumstances, the Company determines whether it has surrendered control over the transferred financial assets, considering its continuing involvement in the transferred financial asset through arrangements or agreements made contemporaneously with, or in contemplation of, the transfer.
If the Company surrenders control of the financial assets, including legal isolation of the financial asset and ability of the transferee to pledge or exchange the transferred assets without constraint, the Company accounts for the transfer as a sale and (a) recognizes the financial and servicing assets it acquired or retained and the liabilities it has incurred, (b) derecognizes financial assets it has sold and liabilities extinguished, (c) recognizes a gain (loss) for the fair value of servicing assets (liabilities), if any, obtained as “Gain (loss) on servicing asset, net” in the Condensed Consolidated Statements of Operations, and (d) for loans sold, recognizes a realized gain or loss for the difference between the cash proceeds from the sale of loans and the carrying value of the loans sold as “Gain on sale of loans, net” in the Condensed Consolidated Statements of Operations.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
If the Company has not transferred the entire original financial asset to an entity that is not consolidated and/or when the transferor has continuing involvement with the transferred financial asset that precludes treating the transfer as a sale, the Company retains the financial assets with a related secured borrowing liability for the collateral pledged and does not recognize any gain or loss.
Leases
The Company recognizes right-of-use assets (“ROU”) and lease liabilities for operating leases at the commencement date of the lease based on the present value of remaining fixed and determinable lease payments over the lease term. The Company calculates the present value of future payments by using an estimated incremental borrowing rate, which approximates the rate at which the Company would borrow on a secured basis and over a similar term, and recognizes lease expense for operating leases on a straight-line basis over the lease term. ROU assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company uses the incremental borrowing rate on the commencement date in determining the present value of the lease payments.
Derivatives
The Company enters into long and short treasury note futures contracts to manage its interest rate risk and, from time to time, enhance investment returns. The Company’s derivatives are recorded as either assets or liabilities in the Condensed Consolidated Balance Sheets and measured at fair value. The Company’s derivative financial instrument contracts are not designated as accounting hedges under GAAP; accordingly, all changes in fair value are recognized in earnings. The Company estimates the fair value of its derivative instruments as described in Note 12 of these Condensed Consolidated Financial Statements.
The Company recorded aggregate net realized and unrealized gains (losses) for derivative assets and liabilities within “Gain on sale of loans, net” in the Condensed Consolidated Statements of Operations of $0.3 million and $(6.1) million for the three and nine months ended September 30, 2025, respectively, and $— million and $— million for the three and nine months ended September 30, 2024, respectively.
The Company records derivative assets and liabilities within “Other current liabilities” and “Other current assets” in the Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, we recorded the following balances, respectively:

	Notional	September 30, 2025	December 31, 2024
Other current assets
Treasury note futures	$213,700	$11	$329
Balance Sheet Measurement
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid short-term investments with maturities less than 90 days when purchased to be cash equivalents, which are primarily money market funds for the Company. Substantially all amounts on deposit with federally insured financial institutions exceed insured limits. Restricted cash represents cash held on behalf of third parties, primarily principal and interest collected on behalf of loan investors as part of the Company’s servicing operations and held in restricted accounts.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,097,123	$287,256
Restricted cash	64,590	57,777
Total cash, cash equivalents and restricted cash	$1,161,713	$345,033

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Investments
Marketable Securities
Upon securitization of loans that the Company originates or purchases in transactions that qualify as sales, the Company is required to retain a certain portion of the securitization trusts into which the loans are sold in the form of debt securities and/ or beneficial or other interests to satisfy risk retention regulations. In each case, the Company elected the fair value option, where applicable, for the securities and other interests acquired at the time of sale, and it carries those securities and other interests at their fair values. Realized and unrealized changes in fair value are recorded as components of “Gain on sale of loans, net” in the Condensed Consolidated Statements of Operations resulting in a total increase of $0.9 million and $4.5 million for the three and nine months ended September 30, 2025, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2024, respectively.
Digital Assets
The Company holds digital assets for sale, measured at fair value, with changes in fair value recognized in “Other income, net” in the Condensed Consolidated Statements of Operations.
Realized gains and losses on disposition of digital assets held for sale are recognized on a first-in-first-out basis that are influenced by the volume and mix of digital assets received and used as well as the timing of the digital asset turnover. Cash flows from digital assets held for sale are recorded as investing activities in the Condensed Consolidated Statements of Cash Flows.
The Company also holds digital assets held as collateral against personal loans that the Company originates. Recognized customer assets and liabilities comprise customer custodial funds and corresponding customer custodial liabilities that represent the Company’s obligation to return these assets to customers. Digital asset collateral is recognized if the Company obtains control of the collateral. The company does not obtain control of digital assets provided as collateral in self-custody via decentralized Multi-Party Computation (“MPC”) wallets. The Company does not use customer digital assets held as collateral for any loan, margin, rehypothecation, or other similar activities to which the Company or its affiliates are a party, without the customer’s consent.
The Company also holds digital assets supported by blockchain network protocols that verify new blocks of data through a consensus mechanism where digital asset holders are selected to participate in network functions, such as verifying new blocks, based on the relative percentage of assets they have placed at stake. By performing these functions, new digital assets are created and awarded to those performing the function, and the Company recognizes such awards as “Other income, net” in the Condensed Consolidated Statements of Operations when earned and available for use.
See Notes 3 and 12 for additional information regarding the Company’s investments and related valuation, respectively.
Servicing Rights
Servicing rights represent the contractual right to service the loan that the Company either originates and sells or purchases and sells. Upon loan sale, the Company recognizes a servicing asset at fair value, with realized and unrealized changes in fair value recorded as components of “Gain (loss) on servicing asset, net” in the Condensed Consolidated Statements of Operations. Realized gains (losses) on servicing rights represent the excess (deficient) expected benefits of servicing that are greater (less) than market compensation for servicing obligations, based on the estimated fair value of servicing rights retained. Servicing rights are aggregated into pools as applicable, and each pool of servicing rights is accounted for in the aggregate as a servicing asset.
After the sale of loans that the Company services, the Company recognizes the monthly contractual servicing fees it earns, gross of subservicing fees paid to a third party subservicer, based upon the unpaid principal balance (“UPB”) of the underlying loans as revenue, presented as “Servicing fees” in the Condensed Consolidated Statements of Operations.
See Notes 4 and 12 for additional information regarding the Company’s servicing rights and valuation, respectively.
Loans
The Company’s loan portfolio primarily consists of originated or purchased HELOC loans classified as either (a) held-for-investment when management has the intent and ability to hold such loans until maturity or repayment for the foreseeable

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
future or (b) held for sale when management intends to sell the loans. Additionally, the Company originates personal loans collateralized by digital assets. Upon origination or purchase, the Company elects the fair value option for all loans, except for those made to related parties, and carries those loans at their fair value. Realized and unrealized changes in fair value are recorded as components of “Gain on sale of loans, net” in the Condensed Consolidated Statements of Operations, resulting in a net gain (loss) of $9.2 million and $7.7 million for the three and nine months ended September 30, 2025, respectively, and $17.9 million and $29.4 million for the three and nine months ended September 30, 2024, respectively.
The Company recognizes loan discounts, if any, on the loans it originates as “Origination fees” in the Condensed Consolidated Statements of Operations at time of origination.
See Notes 5 and 12 for additional information regarding the Company’s loans and related valuation, respectively, and see Note 10 for information regarding the Company’s commitments and obligations related to loans the Company holds and sells.
Debt
The Company primarily finances its operations using (a) warehouse credit facilities secured by the loans it originates or acquires (“Funding Debt”), (b) repurchase agreements for the securities it retains upon securitization of those loans, excluding residual interests therein (“Retained Interest Facility”), and (c) a promissory note under a senior secured financing facility whereby the Company pledges certain eligible loan servicing rights, net of expected costs (“MSR Note”).
Each of these borrowing arrangements are treated as collateralized financing transactions and carried at their contractual amounts, excluding accrued interest, as specified in the respective agreements. The carrying amount of the Company’s secured financing agreements and warehouse credit facilities approximates fair value as they are either short-term and/or mark-to-market facilities. The Company pledges certain securities, loans, or other assets as collateral under secured financing agreements and warehouse credit facilities with financial institutions, the terms and conditions of which are governed by each respective lender agreement. The amounts available to be borrowed under repurchase agreements and warehouse credit facilities are dependent upon the fair value of the securities, or unpaid principal balance of loans pledged as collateral, which can fluctuate with changes in interest rates, type of security, and liquidity conditions within the banking, mortgage finance, and real estate industries.
The Company capitalizes and amortizes deferred debt facility costs incurred when entering financing agreements on a straight-line basis over the expected term of term facilities or weighted-average life of the expected principal repayments for revolving credit facilities. The Company recognizes amortization of deferred debt facility costs, as well as deferred amounts written off and contractual interest and fees owed as incurred, as interest expense in its Condensed Consolidated Statements of Operations, which does not materially differ from the effective interest method applied to such facilities.
The Company also consolidates the Figure Certificate Company (“FCC”) that issues face-amount certificates that trade on blockchain as an interest-bearing stablecoin (“YLDS”), which the Company carries at fair value and expenses financing costs as incurred.
See Note 6 for additional information regarding the Company’s debt.
Other Assets and Liabilities
At September 30, 2025 and December 31, 2024, (a) Other current assets primarily included prepaid expenses and distressed asset claims and (b) Other non-current assets primarily included right-of-use lease assets, internally developed software, and other investments. At September 30, 2025 and December 31, 2024, Other current liabilities primarily included digital asset collateral repayment obligations, loan indemnification reserve, and other payables.
See Notes 3 and 12 for further information on the digital asset collateral repayment obligation.
Income Recognition
Revenue Recognition
The Company’s revenues are substantially comprised of ecosystem and technology fees, loan originations and sales gains or losses, including interest income earned on those loans, and loan servicing.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Ecosystem Fees
The Company provides certain loan originators access to its custom-built marketplace platform to facilitate the origination, buying, and selling of standardized assets originated through its loan origination system in exchange for fees to use its technology for origination. The provision of continuous stand-ready access to this platform is the Company’s only performance obligation. Accordingly, the performance obligation is satisfied when each loan is originated and the Company has the right to invoice the loan originator upon origination. Loan originators can access the platform until their status is terminated via written notice by either the loan originator or the Company.
The Company elected to use the as-invoiced practical expedient to recognize revenue associated with this subscription as the invoiced amount directly corresponds to the value to the loan originator of the Company’s performance obligation completed to date since the platform no longer provides any further utility to the loan originator after loan origination.
Ecosystem fees are one-time fees applied on a loan-by-loan basis, and invoiced monthly based on the monthly funded volume the loan originator originated in the previous complete calendar month. The fees are based on a sliding scale that decreases as higher volume tiers are reached, with some loan originators subject to a minimum fee threshold applicable to higher volume tiers. The Company assesses the tiered volume on a month-to-month basis and volume applied to tiers reached in any given month does not apply to future periods.
Technology Fees
The Company earns volume-based technology and processing fees, based on the principal balance of each loan originated from our originator partners, excluding wholesale brokers, using the Technology Offering, access to which represents the Company’s sole performance obligation that is satisfied upon each loan transaction, as well as a fee associated with the execution of loan sales. The Technology Offering enables partners, who are retail and wholesale lenders, to originate loans branded under each partner’s name, through access to a suite of services such as loan application, submission and verification, risk underwriting, and electronic loan offer and documentation delivery for borrower execution.
The Company bills a fixed amount for each loan originated and generally bills associated fees on a monthly basis with customary payment terms. As such, the Company’s contracts with customers do not include a significant financing component.
The Company recognizes ecosystem and technology fees in accordance with FASB Accounting Standards Codification Topic (“ASC”) 606, Revenue from Contracts with Customers or ASC 310, Receivables. If the Company purchases a loan on which it earns ecosystem or technology fees, it recognizes the revenue in accordance with ASC 310 upon purchase, or origination if the loan seller originates a loan using the Company’s platform, as the Company elects the fair value option for those loans. When the Company does not purchase the loan, it recognizes the revenue in accordance with ASC 606 upon invoicing as the Company elected the practical expedient to recognize revenue in the amount to which the Company has the right to invoice.
At the Company’s discretion and subject to its right of first refusal, the Company may purchase loans originated using its Technology Offering and account for such purchases in accordance with ASC 860, classified as Loans held for sale, at fair value in the Condensed Consolidated Balance Sheets as the Company intends to resell these loans to third-party loan investors while retaining servicing rights.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Program Fees
The Company earns a fee for arranging and facilitating the transfer of financials assets through the securitization of HELOCs, for which the Company accounts under ASC 860. This fee is based on the outstanding principal balance of the transferred HELOC and is fully earned and paid on the securitization closing date.
The following table presents the components of “Ecosystem and technology fees” in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Ecosystem and technology fees
Technology offering fees(A)	$15,548	$5,179	$35,195	$15,332
Ecosystem fees(B)	16,248	—	35,501	—
	31,796	5,179	70,696	15,332
Program fees(C)	3,895	2,144	8,749	4,498
Total ecosystem and technology fees	$35,691	$7,323	$79,445	$19,830
(A)    Technology offering fees include fees that are accounted for under ASC 606, as well as $6.7 million and $13.5 million for the three and nine months ended September 30, 2025 that are in the scope of ASC 310. All technology fees recorded for the three and nine months ended September 30, 2024 were within the scope of ASC 606.
(B) Ecosystem fees include fees that are accounted for under ASC 606, as well as $8.5 million and $17.5 million for the three and nine months ended September 30, 2025 that are in the scope of ASC 310. The Company did not earn ecosystem fees for the three and nine months ended September 30, 2024.
(C) Program fees are not in the scope of ASC 606.

Interest Income
The Company earns interest income primarily from three sources:
•Loans — The Company accrues interest income on loans it holds based on the UPB outstanding at contractual interest rates, reported as “Interest income” in the Condensed Consolidated Statements of Operations. Loans are placed on nonaccrual status when they become 90 days past due (30 days past due for collateralized personal loans) or when management doubts full recovery of interest and principal. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. When a loan is placed on nonaccrual status, the accrued and unpaid interest is reversed as a reduction of interest income and accrued interest receivable. Interest income is subsequently recognized only to the extent cash payments are received or when the loan has been placed back in accrual status. Loans are restored to accrual status when the loan becomes current and management expects repayment of the remaining contractual principal and interest. The Company also recognizes cash received on non-accrual loans as interest income after all contractual principal is repaid or expects collection of the remaining UPB.
•Marketable Securities — The Company recognizes interest income on debt securities where the Company expects to collect all contractual cash flows, and the debt security cannot be contractually prepaid in such a way that the Company would not recover substantially all of its recorded investment based on the stated coupon rate and the outstanding principal amount of the debt security. The Company recognizes interest income on beneficial interests based on the investment’s accretable yield, which represents the difference between the expected undiscounted cash flows and the carrying value of the investment. The Company recognizes the accretable yield as interest income on a prospective level yield basis over the life of the expected cash flows. Changes in the amount or timing of actual or expected cash flows may change the accretable yield, and the Company adjusts interest income recognized in future periods using a recalculated level yield applied to the then-current carrying value. Increases (decreases) in the amount of cash flows or acceleration (deceleration) of cash flows, in isolation, generally increase (decrease) the interest income recognized in future periods.
•Cash and Cash Equivalents — The Company accrues interest income monthly for cash held at depository institutions and investments in short-term instruments such as money-market funds.
Other Revenue

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Other revenue consists of fees earned and gains (losses) on the Company’s investments in certain entities during the three and nine months ended September 30, 2025 and 2024. See Note 3 for additional information regarding the Company’s equity method investments.
See “— Loans” for a discussion of revenues recognized as “Origination fees” and “Gain on sale of loans, net”, and see “— Servicing” for a discussion of revenue recognized as “Servicing fees” and “Gain (loss) on servicing asset, net”, respectively, in the Condensed Consolidated Statements of Operations.
Expense Recognition
Operating Costs
The Company presents stock-based compensation, software costs, and other operational expenses within the following functional groups based on the headcount allocable to each group and the specific operation of each group:
•General and Administrative — Corporate activities not allocable to the other groups
•Technology and product development — Development and maintenance of the Technology Offering
•Operations and processing — Loan underwriting, origination, and servicing
•Sales and marketing — Advertising, marketing, and sales
Stock-Based Compensation
The Company issues stock options and restricted stock units (“RSUs”) to employees and non-employees, including directors and consultants. Stock options are initially measured at fair value at the date of grant using a Black-Scholes option-pricing model, and RSUs are measured at the fair market value of the Company’s common stock at the grant date.
For RSUs that include a market condition, the grant-date fair value is estimated using a Monte Carlo simulation model, which incorporates assumptions regarding the expected volatility of the Company’s common stock and other market-related factors. Compensation expense for such awards is recognized over the requisite service period, regardless of whether the market condition is ultimately satisfied.
Stock-based compensation expense for options and RSUs is recognized based on the respective grant-date fair values. For awards that include a performance-based vesting requirement, the Company recognizes expense when it is probable that the performance-based condition is satisfied and the award has satisfied other vesting conditions, if any. The Company recognizes compensation expense over the requisite service period, generally on a straight-line basis for awards that vest solely based on continued service, or immediately if there is no service period.
The Company elects to account for forfeitures as they occur.
See Note 7 for additional information regarding the Company’s stock-based compensation.
Software Costs
The Company incurs costs associated with the development, maintenance, purchase, and licensing of software. The Company expenses costs to maintain software, preliminary stage costs incurred before development commences, and other costs required by GAAP, presented as operating costs, aggregated by most closely associated functional group, in the Condensed Consolidated Statements of Operations. The Company capitalizes remaining costs as permitted by GAAP, including costs associated with substantively new software functionality for internal use and technologically feasible software for external use that the Company evaluates for impairment at least quarterly. Once internally-developed software is substantively complete and ready for intended use or upon release of software for external use, the Company amortizes capitalized costs over the estimated useful lives on a straight-line basis within “Technology and product development” expense in the Condensed Consolidated Statements of Operations as follows:

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)

	Estimated Useful Life (Years)	September 30, 2025	December 31, 2024
Internally developed software	3	$96,741	$80,664
Accumulated amortization(A)		(69,885)	(57,503)
Net		$26,856	$23,161
(A)    The Company amortized $4.3 million and $12.4 million of capitalized internally-developed software costs during the three and nine months ended September 30, 2025, respectively, and $3.8 million and $13.3 million, respectively, during the three and nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company impaired and wrote-off $6.3 million of software it developed that it intended to use to offer equity management services, but that the Company did not ultimately offer, as well as $2.3 million of software it purchased to administer its exchange platform, but that the Company no longer planned to use as intended since the seller subsequently provided enhanced technology services that made the impaired software obsolete. Accordingly, the Company recognized an aggregate impairment of $— million and $8.6 million in “Other income, net” in the Condensed Consolidated Statements of Operations in connection with this software during the three and nine months ended September 30, 2024, respectively.
Other Operational Costs
In addition to stock-based compensation and software costs, the Company primarily incurs costs related to salaries and bonuses of its employees that it accrues on a quarterly basis, or annually for bonuses based on annual service requirements, as well as costs it expenses as incurred, including advertising and promotion; loan underwriting, origination, and servicing; legal, audit, and other professional services; rent; and other general and administrative costs. Sales and marketing costs, including marketing services, direct mail, and digital advertising campaigns, are expensed as incurred. Sales and marketing costs for the three and nine months ended September 30, 2025 was $22.1 million and $54.1 million, respectively, which included $19.1 million and $46.0 million, respectively, of advertising expense. Sales and marketing costs for the three and nine months ended September 30, 2024 was $15.0 million and $41.0 million, respectively, which included $13.4 million and $37.5 million, respectively, of advertising expense.
Other income, net
For the three and nine months ended September 30, 2025 and 2024, “Other income, net” included changes in the fair value of digital assets, realized gains and losses incurred on the sale of digital assets held for sale, gains on legal settlement, and impairment of internally developed software.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the Condensed Consolidated Financial Statements’ carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards, measured using the enacted tax rates that are expected to be in effect when the temporary differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in net income (loss) in the period that includes the enactment date. The Company evaluates the likelihood of future realization of deferred tax assets based on all available evidence and establish a valuation allowance to reduce deferred tax assets when it is more-likely-than-not that deferred tax assets will not be realized.
The Company accounts for uncertain tax positions by reporting a liability for unrecognizable tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
See Note 13 for additional information regarding the Company’s income taxes.
Recently Issued Accounting Standards
With the exception of those discussed below, there have not been recent changes in accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) that are applicable to, or adopted by, the Company during the nine months ended September 30, 2025.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Recently Issued Accounting Standards Not Yet Adopted
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for a Share-Based Payment from a Customer in a Revenue Contract (“ASU 2025-07”). The ASU expands the population of contracts excluded from derivative accounting by excluding contracts whose underlyings are based on operations or activities specific to one of the parties to the contract. In addition, the ASU clarifies that a share-based payment received from a customer as consideration for goods or services should be accounted for under ASC 606’s share-based noncash consideration guidance, and that guidance in other topics should not be applied unless and until the entity’s right to receive or retain the share-based noncash consideration is unconditional under ASC 606. ASU 2025-07 is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with earlier adoption permitted. The Company is currently evaluating the effect of adopting ASU 2025-07 on its financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for software costs by removing references to prescriptive project stages and establishing a new recognition threshold. Under ASU 2025-06, entities are required to begin capitalizing internal-use software costs once management has authorized and committed to funding the project and it is probable that the project will be completed and the software will be used as intended. In assessing the probability threshold, entities must evaluate whether significant development uncertainty exists, including unresolved technological innovations or unproven features, or whether significant performance requirements have not been identified or continue to be substantially revised. The amendments also incorporate website development cost guidance into Subtopic 350-40, require property, plant, and equipment disclosures for capitalized internal-use software costs, and eliminate duplicative intangible disclosure requirements. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods, with early adoption permitted. The Company is currently evaluating the effect of adopting ASU 2025-06 on its financial statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provide (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under topic 606. The practical expedient lets an entity assume that when estimating expected credit losses, current conditions as of the balance sheet date do not change for the remaining life of the asset. The accounting policy election applies to entities other than public business entities who elect the practical expedient to consider collection activity after the balance sheet date when estimating expected credit losses. ASU 2025-05 is effective for periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the effect of adopting ASU 2025-05 on its financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclosure of the total amount of selling expenses, and in annual reporting periods. the Company’s definition of selling expenses. ASU 2024-03 is effective for public business entities’ annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of adopting ASU 2024-03 on its disclosures.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
In December 2023, the FASB issued ASU 2023‐09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. ASU 2023-09 is effective for public business entities’ annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the effect of adopting ASU 2023-09 on its disclosures.
NOTE 3 – INVESTMENTS
The Company holds investments across three primary categories: marketable securities that represents the interests it is required to retain upon securitizing loans in transactions that are considered sales under GAAP, digital assets in the form of cryptocurrencies held for sale and held as collateral for personal loans, and investments in entities that the Company does not consolidate.
Marketable Securities
The following table summarizes the Company’s marketable securities at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Outstanding Face Amount(A)	Net Fair Value Adjustment	Carrying Value(B)
Marketable securities, at fair value
Investment grade debt securities(C)	$175,139	$1,763	$176,902
Below investment grade debt securities(D)	24,145	339	24,484
Residual interest securities(E)	38,175	133	38,308
Total	$237,459	$2,235	$239,694

	December 31, 2024
	Outstanding Face Amount(A)	Net Fair Value Adjustment	Carrying Value(B)
Marketable securities, at fair value
Investment grade debt securities(C)	$121,278	$(102)	$121,176
Below investment grade debt securities(D)	7,897	(90)	7,807
Residual interest securities(E)	24,138	10,368	34,506
Total	$153,313	$10,176	$163,489
(A)    The total outstanding face amount represents the aggregate face amount of the debt securities outstanding at each period end, excluding residual interest securities and interest-only securities.
(B)    The Company elected the fair value option for marketable securities; therefore, carrying value represents fair value. See Note 12 for additional information regarding the valuation of the Company’s marketable securities.
(C)    Represents debt securities rated A- or above by DBRS Morningstar or comparable rating by other rating agencies.
(D)    Represents debt securities rated below A- by DBRS Morningstar or comparable rating by other rating agencies.
(E)    Represents residual interests and non-rated securities in securitizations that are not considered debt securities, including 15 and 11 non-rated securities with aggregate outstanding face amounts of $20.4 million and $15.1 million at September 30, 2025 and December 31, 2024, respectively, and 12 and 6 interest-only securities based upon aggregate outstanding principal amounts of $17.8 million and $9.1 million at September 30, 2025 and December 31, 2024, respectively.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Digital Assets
The following table summarizes the significant digital assets held by third-party custodians on behalf of the Company’s customers at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Units	Fair Value(A)	Units	Fair Value(A)
Digital Assets Held as Collateral(B)
Bitcoin (BTC)	661	$75,367	531	$49,593
Ethereum (ETH)	2,327	9,649	4,457	14,846
Total	2,988	$85,016	4,988	$64,439
(A)    The Company records digital assets and the corresponding liability for digital assets held as collateral at fair value, and the Company does not consider the cost basis to be meaningful. See Note 12 for additional information regarding the valuation of these assets and liabilities.
(B) Digital assets held for collateral are included in “Digital assets” in the Condensed Consolidated Balance Sheets. The Company originates loans collateralized by digital assets and recorded a corresponding $85.0 million and $64.4 million liability at September 30, 2025 and December 31, 2024, respectively, representing the fair value digital assets owed to the borrower in the event of loan repayment that is included in “Other current liabilities” in the Condensed Consolidated Balance Sheets.
The following table summarizes the significant digital assets held by the Company, and by third-party custodians on behalf of the Company, at September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Units	Cost Basis	Fair Value(A)	Units	Cost Basis	Fair Value(A)
Digital Assets Held for Sale(B)
Solana (SOL)(C)	84,726	$11,701	$17,687	95,139	$10,110	$18,020
USDC	4,143,156	4,143	4,143	2,414,254	2,414	2,414
USDT	958,297	958	958	—	—	—
Other digital assets(D)(E)	Various	1,844	2,381	Various	2,693	2,693
Total		$18,646	$25,169		$15,217	$23,127
(A)    The Company records digital assets held for sale at fair value. See Note 12 for additional information regarding the valuation of these assets and liabilities.
(B)    Digital assets held for sale are included in both “Digital assets” and “Digital assets, non-current” in the Condensed Consolidated Balance Sheets, depending on the nature of the underlying asset and related restrictions.
(C) Includes 58,204 SOL that are subject to a lock-up period through January 2028 and unlocked on a monthly basis based on a contractual schedule. The locked tokens are not accessible, are staked, and earn rewards during the lock up period.
(D)    Includes native utility tokens used by the Company as a medium of exchange (HASH), maintained by an affiliated entity, which is carried at cost in the Condensed Consolidated Balance Sheets. See Note 11 for additional information regarding the related party relationship.
(E)    Includes various other digital asset balances, none of which individually represented more than 5% of the carrying value of total digital assets held for sale other than HASH, which had a cost basis of $1.5 million and $1.5 million at September 30, 2025 and December 31, 2024, respectively.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
The following table summarizes activities involving the Company’s digital assets held as collateral and held for sale for the nine months ended September 30, 2025 and 2024:

	Held as Collateral	Held for Sale
Balance at December 31, 2023	$—	$5,865
Purchases(A)	—	25,777
Sales(B)	—	(10,842)
Collateral received(C)	35,941	—
Collateral returned(C)	(3,057)	—
Gains(D)	—	1,176
Distributions from Fund I(E)	—	240
Change in fair value	—	5,889
Impairment of digital assets	—	(5,851)
Balance at September 30, 2024	$32,884	$22,254

Balance at December 31, 2024	$64,439	$23,127
Purchases(A)	—	9,938
Sales(B)	—	(12,634)
Collateral received(C)	55,946	—
Collateral returned(C)	(44,597)	—
Gains(D)	—	6,052
Distributions from Fund I(E)	—	1,759
Change in fair value	9,228	(3,073)
Balance at September 30, 2025	$85,016	$25,169
(A) Includes receipts of digital assets held for sale resulting from the disbursement of cash.
(B) Includes transactions related to the settlement and transfer of digital assets held for sale in exchange for the receipt of cash.
(C) Collateral received and returned includes movements impacting digital assets held as collateral associated with borrower personal loan activities which can include receipt of digital assets held as collateral related to loan originations, combined loan to value maintenance, and returns of collateral owed to the borrower once a loan has been repaid.
(D) Includes realized gains incurred on the sale of digital assets held for sale, and the recognition of income associated to blockchain staking rewards which are reflected in “Other income, net” in the Condensed Consolidated Statements of Operations. No realized gains were recorded for digital assets held as collateral, as the liquidation of collateral reduces the corresponding liability and cash proceeds are applied to the borrower’s personal loan balance.
(E) Represents distributions of digital assets received from SOL Opportunity Fund L.P. (“Domestic Solana Fund”), a domestic fund that invests primarily in SOL.
Safeguarding of Digital Assets
The Company engages a third party to provide custodial services for digital assets, which includes holding the cryptographic key information and working to protect the digital assets from loss or theft. The third-party custodian holds digital assets as custodial assets in an account in the Company’s name for the benefit of borrowers that collateralize their loans using digital assets. The Company maintains internal recordkeeping of the collateral in the form of digital assets, including the amount and type of digital assets owned by each borrower.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Equity Investments
The Company holds the following minority investments in certain entities not considered significant to the Company and recorded within “Other non-current assets” in the Condensed Consolidated Balance Sheets, with the Company’s share of net income of equity-method investees recorded as “Other revenue” in the Condensed Consolidated Statements of Operations. The following table presents the carrying value of these investments at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Equity Method Investees
Domestic Solana Fund(A)	$3,916	$5,748
Reflow(B)	50	920
Fig SIX(C)	2,477	—
	6,443	6,668
Measurement Alternative Investments
JAM FINTOP(D)	1,337	1,542
Total Equity Investments	$7,780	$8,210
(A)    Represents a 4.8% equity interest in Domestic Solana Fund at September 30, 2025 and December 31, 2024.
(B)    Represents a 17.3% interest in Reflow Services LLC (“Reflow”), an SEC-registered investment adviser, at September 30, 2025 and December 31, 2024.
(C)    Represents a 5.0% equity interest in Fig SIX Mortgage, LLC (“Fig SIX”), a company domiciled in the United States of America, at September 30, 2025.
(D)    Represents a 1.0% equity interest in JAM FINTOP Blockchain LP (“JAM FINTOP”), an investment company domiciled in the United States of America, at September 30, 2025 and December 31, 2024.
A summary of changes in the Company’s equity investments is as follows:

	Equity Method Investees	Measurement Alternative Investments	Total
Balance at December 31, 2023	$477	$1,542	$2,019
Share of investee earnings	1,114	—	1,114
Dividends received	(668)	—	(668)
Additional contributions	3,342	—	3,342
Measurement alternative adjustments	n.a.	—	—
Balance at September 30, 2024	$4,265	$1,542	$5,807

Balance at December 31, 2024	$6,668	$1,542	$8,210
Share of investee earnings	(475)	—	(475)
Dividends received	(2,353)	—	(2,353)
Additional Contributions	2,603	—	2,603
Measurement alternative adjustments	n.a.	(205)	(205)
Balance at September 30, 2025	$6,443	$1,337	$7,780

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
NOTE 4 – SERVICING
The following table summarizes the Company’s servicing assets at September 30, 2025 and December 31, 2024:

	September 30, 2025
	UPB of Underlying Loans	Loan Count	Carrying Value(A)
HELOC loans	$11,148,741	302,066	$98,120
Mortgage loans	149,482	273	1,880
Total	$11,298,223	302,339	$100,000

	December 31, 2024
	UPB of Underlying Loans	Loan Count	Carrying Value(A)
HELOC loans	$7,933,975	113,413	$86,465
Mortgage loans	162,908	294	2,032
Total	$8,096,883	113,707	$88,497
(A)    The Company records loan servicing assets at fair value. See Note 12 for additional information regarding the valuation of these assets.
The following table includes a rollforward of the Company’s servicing assets for the nine months ended September 30, 2025 and 2024:

Balance at December 31, 2023	$55,860
Change in fair value due to:
Additions(A)	37,845
Realization of cash flows(B)	(13,749)
Change in valuation inputs and assumptions	(5,516)
Total impact of change to fair value	18,580
Balance at September 30, 2024	$74,440

Balance at December 31, 2024	$88,497
Change in fair value due to:
Additions(A)	41,903
Realization of cash flows(B)	(20,180)
Change in valuation inputs and assumptions	(10,220)
Total impact of change to fair value	11,503
Balance at September 30, 2025	$100,000
(A)    Represents the fair value of servicing rights retained upon sale of originated and purchased loans.
(B)    Based on the paydown of the underlying loans.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
The table below summarizes the geographic concentration of the loans underlying the servicing rights at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
State	Amount Outstanding(A)	% of Total	Amount Outstanding(A)	% of Total
California	$2,872,702	25.4%	$2,146,371	26.5%
Florida	1,357,888	12.0	990,404	12.2
Arizona	562,655	5.0	429,469	5.3
Georgia	521,330	4.6	407,651	5.0
Washington	456,709	4.0	362,370	4.5
New Jersey	415,090	3.7	320,124	4.0
North Carolina	327,759	2.9	261,013	3.2
Virginia	360,311	3.2	241,844	3.0
Colorado	305,980	2.7	239,559	3.0
Ohio	350,075	3.1	227,069	2.8
Other (B)	3,767,724	33.4	2,471,009	30.5
Total	$11,298,223	100.0%	$8,096,883	100.0%
(A)    Represents the principal balance of the loans that the Company services.
(B)    The Company did not service loans in any state or U.S. territory contained in “Other” aggregating to more than 5% of the total amount outstanding of the loans that the Company services. The Company serviced international loans of $2.8 million and $— million as of September 30, 2025 and December 31, 2024, respectively, included in Other that represented less than 5% of the total amount outstanding of the loans that the Company services.
As part of its servicing operations, the Company held principal, interest, and other borrower payments of $326.9 million and $198.8 million at September 30, 2025 and December 31, 2024, respectively, due to third-party loan buyers recorded as “Payables to third-party loan owners” in the Condensed Consolidated Balance Sheets. The Company makes payments on these arrangements by remitting amounts due from proceeds received from borrower payments on the underlying loans. Additionally, the Company has outstanding liability obligations to repurchase loans that are in early payment default status. At September 30, 2025 and December 31, 2024, the total obligation to repurchase loans associated with contractual arrangements was $14.6 million and $13.8 million, respectively, recorded in “Payables to third-party loan owners” in the Condensed Consolidated Balance Sheets.
NOTE 5 – LOANS
The following table summarizes loans held by the Company at September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	UPB	Carrying Value(A)	Loan Count	UPB	Carrying Value(A)	Loan Count
Loans Held for Sale
HELOC loans	$311,672	$323,184	6,191	$359,155	$366,154	4,582
Personal loans(B)	63,185	62,935	645	24,975	24,975	233
Other(C)	3,015	2,913	173	4,977	4,793	326
Total	$377,872	$389,032	7,009	$389,107	$395,922	5,141
(A)    The Company records loans at fair value. See Note 12 for additional information regarding the valuation of these assets.
(B)    Loans collateralized by digital assets.
(C)    Primarily contains legacy mortgages and other unsecured loans.
Loans are generally placed on non-accrual status when principal or interest is 90 days or more past due. The Company does not consider the average carrying values and interest income recognized (including interest income recognized using a cash-basis method) material for non-accrual loans. The Company placed loans held for sale with an aggregate UPB of $0.9 million and $1.2 million and fair value of $0.6 million and $0.8 million on non-accrual status at September 30, 2025 and December 31, 2024, respectively.
The Company did not hold any loans held for investment at September 30, 2025 or December 31, 2024.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans held by the Company at September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
Payment Delinquency	UPB	Carrying Value(A)	Carrying Value(A) Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value(A) Over (Under) UPB
Loans Held for Sale
Current	$360,044	$371,990	$11,946	$373,876	$383,551	$9,675
30 to 59 days	3,998	3,800	(198)	3,535	3,170	(365)
60 to 89 days	2,362	2,332	(30)	2,440	2,125	(315)
90 days or more	11,088	10,557	(531)	8,548	6,411	(2,137)
Forbearance	380	353	(27)	708	665	(43)
Total	$377,872	$389,032	$11,160	$389,107	$395,922	$6,815
(A)    The Company records loans at fair value. See Note 12 for additional information regarding the valuation of these assets.
The following table summarizes activities involving the Company’s loans for the nine months ended September 30, 2025 and 2024:

	Loans held for sale	Loans held for investment
Balance at December 31, 2023	$255,516	$61,337
Transfers from Held for Investment to Held for Sale	4,959	(4,959)
Purchases	1,566,219	1,781
Originations	2,409,864	—
Sales, net of repurchases	(3,466,079)	—
Principal payments	(324,043)	(10,734)
Change in fair value(A)	16,461	6,104
Loans not yet repurchased	5,245	—
Balance at September 30, 2024	$468,142	$53,529

Balance at December 31, 2024	$395,922	$—
Purchases	2,221,013	—
Originations	2,561,856	—
Sales, net of repurchases	(4,466,689)	—
Principal payments	(324,568)	—
Change in fair value(A)	656	—
Loans not yet repurchased	842	—
Balance at September 30, 2025	$389,032	$—
(A)    Change in fair value of loans are reflected in “Gain on sale of loans, net” in the Condensed Consolidated Statements of Operations.
The top five loan originators for the nine months ended September 30, 2025 and 2024 originated $1.7 billion and $1.2 billion unpaid principal balance of loans, or 76.3% and 73.7%, of total unpaid principal balance of loans purchased by the Company, whose “Gain on sale of loans, net” revenue represent 15.0% and 8.2% of total revenue, respectively.
The top five loan purchasers for the nine months ended September 30, 2025 and 2024 purchased $2.7 billion and $1.8 billion unpaid principal balance of loans, or 79.1% and 63.2%, of total unpaid principal balance of loans sold by the Company, excluding $874.6 million and $381.2 million unpaid principal balance securitized, whose “Gain on sale of loans, net” revenue represent 26.5% and 17.7% of total revenue, respectively.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
NOTE 6 – DEBT
The following table summarizes the Company’s debt components at September 30, 2025 and December 31, 2024:

	September 30, 2025					December 31, 2024
	Carrying Value	Facility Inception Date	Final Stated Maturity(A)	Weighted Average Funding Cost	Collateral Carrying Value	Carrying Value
Debt Carried at Cost
Funding Debt
Warehouse Facility 1(B)	$—	August 2020	July 2025	—%	$—	$28,286
Warehouse Facility 2(C)	21,270	November 2022	May 2026	6.4	24,584	61,007
Warehouse Facility 3(D)	—	October 2023	October 2025	—	—	26,227
Warehouse Facility 4(E)	59,647	February 2023	January 2026	6.7	60,367	68,568
Warehouse Facility 5(F)	—	October 2023	n.a.	—	—	21,697
REIT Warehouse(G)	42,106	October 2024	December 2026	7.7	38,510	99,204
Warehouse Facility 6(H)	—	May 2024	May 2026	—	—	—
Warehouse Facility 7(I)	—	February 2023	August 2025	—	—	—
Warehouse Facility 8(J)	—	March 2022	n.a.	—	—	—
Warehouse Facility 9(K)	—	March 2024	March 2025	—	—	861
Warehouse Facility 10(L)	17,637	April 2025	April 2026	6.5	17,929	—
Warehouse Facility 11(M)	60,946	July 2025	June 2027	6.5	62,029	—
Digital Asset Loan Facility(N)	9,893	April 2025	October 2026	13.9	10,032	—
Total Funding Debt	211,499					305,850

MSR Financing
Lender 1(O)	40,000	June 2024	June 2026	16.8	65,907	40,000

Financed Retained Interests
Retained Interest Facility(P)	199,129	April 2023	Various(Q)	6.6	199,178	129,005

Total Debt Carried at Cost, Gross	450,628					474,855

Unamortized deferred financing costs(R)	(2,840)					(1,679)
Total Debt Carried at Cost, Net	447,788					473,176

Debt at Fair Value
FCC(S)	1,156					—
Democratized Prime YLDS(T)	17,806					—
Total Debt Carried at Fair Value	18,962					—

Total Debt	$466,750					$473,176
(A)    Debt obligations with a stated maturity through the date of issuance of the Condensed Consolidated Financial Statements were refinanced, extended or repaid.
(B)    Warehouse Facility 1 was closed in July 2025.
(C)    Warehouse Facility 2 bears interest at Secured Financing Overnight Rate (“SOFR”) plus a spread of 2.25% at September 30, 2025.
(D)    Warehouse Facility 3 was paid down in September 2025 and subsequently reached maturity. The interest accrued on the loans was payable to the lender during the period the loans are held, and the Company paid a variable exit fee, which was determined on a quarterly basis as follows: (i) the first $50.0 million of principal balance repurchased is subject to a 0.5% exit fee, and (ii) amounts in excess of $50.0 million are subject to an exit fee that are between 0.125% to 1.50% of the price at which the Company securitizes repurchased loans (or otherwise agreed between the Company and the lender for repurchased loans not securitized).
(E)    Warehouse Facility 4 bears variable interest at SOFR plus a spread between 2.15% and 5.50% at September 30, 2025. A portion of the facility is also subject to a 0.5% non-use fee.
(F)    Warehouse Facility 5 is an advance facility in which the lender earns carry on collateral in the facility.
(G)    REIT Warehouse bears interest at SOFR plus a spread of (i) if the average daily aggregate outstanding purchase price for all purchased mortgage loans subject to outstanding transactions during such pricing rate period is greater than or equal to $100.0 million, 3.00% or (ii) if the average daily aggregate outstanding purchase price for all purchased mortgage loans subject to outstanding transactions during such pricing rate period is less than $100.0 million, 3.50%. The facility also carries a 0.15% exit fee on repurchased, non-securitized loans which in aggregate cannot exceed $0.5 million in a given calendar year.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
(H)    Warehouse Facility 6 bears interest at SOFR, plus a spread of 3.5% at September 30, 2025. The facility also carries a 0.5% exit fee on all loans repurchased from the facility.
(I)    Warehouse Facility 7 was closed in August 2025.
(J)    Warehouse Facility 8 was closed in December 2024.
(K) Warehouse Facility 9 was closed in March 2025.
(L)    Warehouse Facility 10 bears interest at SOFR, plus a spread of 2.35%.
(M)    Warehouse Facility 11 bears interest at SOFR, subject to a 2.0% floor, plus a spread of 1.75%.
(N)     The Digital Asset Loan Facility bears interest at a rate of 13.5%.
(O) The MSR Note bears interest at 16.5% per annum and secured by eligible servicing assets, which include servicing fees related to loan servicing rights owned by, or delegated to, the Company.
(P)    Under the Retained Interest Facility, the interest accrued on the securities and beneficial interests is payable to the lender during the period the loans are held plus a spread between 0.50% and 0.55%, depending on the tranche to which the Company pledges collateral.
(Q)    The maturities of financed retained interests align with the terms of the underlying securities. The financed retained interest have maturity dates through August 2055.
(R)    During the three and nine months ended September 30, 2025 and 2024, the Company amortized $0.3 million and $0.7 million, and $0.1 million and $0.7 million, respectively, of deferred financing costs, respectively.
(S)    Interest accrues at a rate of SOFR less 0.5% based on the face-amount certificates issued by FCC. Certificates mature 20 years from the issue date, but may be surrendered at any time by the holder at face amount, plus accrued interest minus any applicable expenses or fees.
(T)    Interest is accrued at an hourly rate that is agreed upon through a Dutch auction process; during the three and nine months ended September 30, 2025, the average interest rate was 9.0%. YLDS can be redeemed by the holder at face amount, plus accrued interest minus any applicable expenses or fees on demand.
Maturities
Contractual maturities of recourse and nonrecourse debt obligations at September 30, 2025, are as follows:

Years Ending December 31,	Recourse	Nonrecourse	Total
2025 (remainder)	$—	$—	$—
2026	138,554	51,999	190,553
2027	—	60,946	60,946
2028	—	—	—
2029	—	—	—
Thereafter	—	199,129	199,129
	$138,554	$312,074	$450,628

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Borrowing Capacity
The following table represents borrowing capacity of committed debt facilities at September 30, 2025:

	September 30, 2025
Debt	Borrowing Capacity	Balance Outstanding	Available Financing
Funding Debt
Warehouse Facility 1	$—	$—	$—
Warehouse Facility 2	150,000	21,270	128,730
Warehouse Facility 3	100,000	—	100,000
Warehouse Facility 4	335,300	59,647	275,653
REIT Warehouse	200,000	42,106	157,894
Warehouse Facility 6	250,000	—	250,000
Warehouse Facility 7	—	—	—
Warehouse Facility 8	—	—	—
Warehouse Facility 9	—	—	—
Warehouse Facility 10	300,000	17,637	282,363
Warehouse Facility 11	200,000	60,946	139,054
Digital Asset Loan Facility	30,000	9,893	20,107

MSR Financing
Lender 1	40,000	40,000	—

Financed Retained Interests
Retained Interest Facility	250,000	199,129	50,871
	$1,855,300	$450,628	$1,404,672
Certain debt obligations are subject to customary loan covenants, such as minimum tangible net worth, minimum liquidity, maximum leverage ratios, required range of net income or loss during specified periods, periodic financial reporting requirements, and event of default provisions, including event of default provisions triggered by certain specified declines in the Company’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. The Company was in compliance with all of its debt covenants at September 30, 2025.
Facilities
The following summarizes the debt facilities that the Company entered into or amended during the nine months ended September 30, 2025 and during the year ended December 31, 2024.
Warehouse Facility 2
In December 2024, the Company amended Warehouse Facility 2 to reduce the borrowing limit to $250.0 million and to lower the interest rate from SOFR plus a spread of 4% to SOFR plus a spread of 3%.
In May 2025, the Company and its lender amended Warehouse Facility 2 to reduce the borrowing capacity to $150.0 million, expand eligible collateral types, and reduce certain funding costs. The amended facility has an initial maturity date of May 2026, and borrowings under the facility bear interest at a rate of SOFR plus a spread of 2.3%.
Warehouse Facility 3
In February 2024, the Company amended Warehouse Facility 3 to temporarily increase the borrowing limit from $100.0 million to $200.0 million for the period February 1, 2024 through April 30, 2024.
Warehouse Facility 4
In March 2024, the Company amended Warehouse Facility 4 to establish a second class of buyer under the facility. Borrowings to Class A and Class B Buyers were limited to $200.0 million and $37.50 million, respectively, with an aggregate borrowing limit of $237.50 million. In January 2025, the Company further amended Warehouse Facility 4 to increase the aggregate borrowing limit to $335.3 million and extend the maturity date to January 2026.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
REIT Warehouse
In October 2024, the Company entered into a secured warehouse credit facility with a borrowing limit of $150.0 million.
In August 2025, the Company amended the REIT Warehouse to increase the borrowing limit to $200.0 million, extend the maturity date to December 2026, and add an exit fee of 0.15% that is not to exceed $0.5 million in any calendar year. It also amended the interest rate to be SOFR plus a spread of (i) if the average daily aggregate outstanding purchase price for all purchased mortgage loans subject to outstanding transactions during such pricing rate period is greater than or equal to $100.0 million, 3.00% or (ii) if the average daily aggregate outstanding purchase price for all purchased mortgage loans subject to outstanding transactions during such pricing rate period is less than $100.0 million, 3.50%.
MSR Note
In June 2024, the Company entered into a loan and security agreement with Lender 1 under which the Company borrowed the MSR Note that had an initial borrowing limit of $30.0 million. In September 2024, the Company and Lender 1 amended the MSR Note to increase the borrowing limit to $40.0 million.
FCC
During the nine months ended September 30, 2025, FCC issued $1.2 million face-amount certificates to third parties redeemable upon redemption of YLDS. The certificates entitle the certificate owner to receive, at certificate maturity, a stated amount of money, interest, or credits declared from time to time by FCC, at its discretion. The certificates issued by FCC are not insured by any government agency or other entity.
Democratized Prime YLDS
During the nine months ended September 30, 2025, FCC issued $17.8 million face-amount certificates to third parties, redeemable upon redemption of YLDS. Democratized Prime YLDS represents liabilities where third parties have lent YLDS to the Company through the Democratized Prime platform. The Company pays interest based on a rate agreed upon through a Dutch auction process defined within the pool and can be redeemed each hour for YLDS. The YLDS are collateralized by pools of HELOC loans and are not insured by any government agency or other entity.
Digital Asset Loan Facility
In April 2025, the Company executed a master participation agreement with an asset management firm that allows the Company to grant 100% participation interest for digital asset backed loans it owns. The $30.0 million facility, with the ability to increase to a maximum facility size of $50.0 million, matures in October 2026, bears interest at a rate of 13.5%, and has a purchase period through April 2026.
Warehouse Facility 10
In April 2025, the Company entered into a master repurchase agreement with a major banking institution that contains customary debt covenants, a borrowing capacity of $300.0 million, including $1.0 million in committed capacity, and an initial maturity date in April 2026, with the option to renew at maturity. Borrowings under the facility bear interest at a rate of SOFR plus 2.35%.
Warehouse Facility 11
In June 2025, the Company executed a master repurchase agreement with a major banking institution that had a facility limit up to $100.0 million, with the option to temporarily upsize to $200.0 million and has an initial maturity date in June 2027 with the option to renew at maturity. Borrowings under the facility bear interest at a rate of SOFR, subject to a floor of 2.0%, plus 1.75% that results in a minimum rate of 3.75%.
In July 2025, the Company amended Warehouse Facility 11 to permanently increase the facility limit to $200.0 million.
NOTE 7 – EQUITY
On September 12, 2025, the Company completed its IPO, in which 36,225,000 shares of the Company’s Class A common stock were issued and sold, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $25.00 per share.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
The Charter authorizes a total of 1,000,000,000 shares of Class A common stock, par value $0.0001, 200,000,000 shares of Class B common stock, par value, $0.0001, 500,000,000 shares of Blockchain common stock, par value, $0.0001, and 100,000,000 shares of preferred stock, par value $0.0001. In connection with the IPO, all shares of outstanding convertible preferred stock automatically converted into a total of 113,910,905 shares of Class A common stock. Additionally, a total of 39,393,047 shares of Class A common stock held by the Controlling Party and his permitted transferees were converted into an equivalent number of shares of Class B common stock; 1,500,000 shares of Class B common stock were subsequently converted back to Class A common stock and sold as part of the IPO. The holders of Class A common stock are entitled to one vote for each share of common stock held. The holders of Class B common stock are entitled to ten votes for each share of common stock held. For periods prior to the IPO, references to ‘common stock’ refer to the single class of common stock outstanding prior to the IPO.
In connection with the IPO, all outstanding shares of convertible preferred stock were converted into shares of Class A common stock on a one-to-one basis as of the date of the IPO. As such, there are no shares of preferred stock issued and outstanding as of September 30, 2025.
The following table summarizes the Company’s equity instruments at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Authorized Shares	Issued and Outstanding(A)
		Shares	Warrants	Options	RSUs
Class A Common Stock, $0.0001 par value per share	1,000,000,000	174,853,649	456,909	27,470,601	6,189,477
Class B Common Stock, $0.0001 par value per share	200,000,000	37,893,047	—	7,760,846	5,334,903
Blockchain Common Stock, $0.0001 par value per share	500,000,000	—	—	—	—
Preferred Stock, $0.0001 par value per share	100,000,000	—	—	—	—
Total	1,800,000,000	212,746,696	456,909	35,231,447	11,524,380

	December 31, 2024
	Authorized Shares	Issued and Outstanding(A)
		Shares	Warrants	Options	RSUs
Common Stock, $0.00001 par value per share	240,820,153	69,300,284	—	32,030,416	44,973,456
Convertible Preferred Stock, $0.00001 par value per share	115,983,447	111,900,495	1,381,486	—	—
Total	356,803,600	181,200,779	1,381,486	32,030,416	44,973,456
(A)    Includes the equity instruments of the 2018 Equity Incentive Plan, the 2024 Equity Incentive Plan, and the 2025 Equity Incentive Plan.

The following table includes information regarding each series of convertible preferred stock as of December 31, 2024:

	December 31, 2024		Per Share
	Number of Shares Outstanding	Liquidation Preference	Liquidation Price	Dividend Rate	Conversion Price
Series Seed	16,100,540	$16,947	$1.05	$0.08	$1.05
Series A	32,860,461	41,759	1.27	0.10	1.27
Series B	29,448,787	73,519	2.50	0.20	2.50
Series C	11,238,629	85,000	7.56	0.61	7.56
Series C-1	504,081	3,050	6.05	0.48	6.05
Series C-2	1,983,287	15,000	7.56	0.61	7.56
Series D	12,439,325	219,999	17.69	1.41	17.69
Series E	7,325,385	73,292	10.01	0.80	10.01
Total	111,900,495	$528,566

Warrants
In March 2024, the Company issued warrants to purchase up to 411,219, 411,219, and 1,644,881 Series E shares to an existing convertible preferred shareholder in exchange for a software license, one year of software development services, and up to two years of other services, respectively, for a total of 2,467,319 Series E shares issuable. The remaining

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
convertible preferred warrants may be exercised at an exercise price of $3.23 per Class A common stock within a five-year period after issuance. Warrants for services provided by the convertible preferred shareholder not related to software are granted and vest monthly as the services are rendered.
In connection with the IPO, 2,010,410 shares of Series E preferred stock, which were issued upon the exercise of vested warrants in conjunction with the Recombination, were automatically converted into shares of Class A common stock. As of September 30, 2025, up to 456,909 shares of Class A common stock remain issuable upon the exercise of the remaining warrants, at an exercise price of $3.23, subject to vesting conditions with respect to the other services under the warrant agreement.
During the three and nine months ended September 30, 2025, the Company recognized equity-based compensation expense within “Technology and product development” expense in the Condensed Consolidated Statements of Operations of $2.5 million and $7.9 million, respectively, of the grant-date fair value of the warrants to purchase up to 259,029 and 777,087, respectively, Class A common shares related to other services provided by the convertible preferred warrant holder.
At September 30, 2025, exercisable warrants have a weighted average exercise period of 2.0 years.
Equity-Based Compensation
The Company grants equity-based compensation in the form of options and RSUs to its officers, employees, and other service providers under the terms of the applicable equity incentive plans for the purpose of providing incentives and rewards for service or performance that align the interest of grantees with the long-term growth and profitability of the Company.
Prior to the IPO, RSUs granted under the plans generally vested based upon the satisfaction of both a service condition and a liquidity-event related performance condition. Both the service condition and liquidity-event related performance condition needed to be met for the expense to be recognized. For these outstanding RSUs, the liquidity-event related performance condition was met upon the completion of the IPO, and the Company recognized $11.0 million of stock-based compensation expense during the three and nine months ended September 30, 2025 related to the settlement of approximately 1,599,216 shares of Class A common stock.
Subsequent to the IPO, the Company expects to grant RSUs to employees and members of the board which vest subject to either (i) continued service, or based on continued service, and (ii) a market condition tied to the Company’s share price. As of September 30, 2025, the Company has granted RSUs with a market condition that will vest only if the Company’s 10-day average closing stock price at the end of each defined performance period equals or exceeds specified thresholds, in addition to the continuous service requirement through the service period of the award. The RSUs were granted with an average grant date fair value of $21.87. The target number of market-based RSUs granted was 2,133,961. One-fourth of these market based RSUs vest if the closing average market price per share of the Company’s Class A Common Stock over the ten (10) trading day period ending on each applicable performance date of September 10, 2026, September 10, 2027, September 10, 2028 and September 10, 2029, respectively, equals or exceeds the corresponding stock price thresholds for such performance dates of $32.50, $42.25, $52.75, and $63.00 respectively. Any shares for which the market-based component is not achieved with respect to the first, second, or third performance date shall remain outstanding and be eligible to be earned based on the applicable 10-day average closing stock price for a subsequent period performance date (such that, for example, if the applicable 10-day average stock price is not achieved in connection with the first performance date, but the applicable 10-day average stock price for the second performance date is achieved in connection with the second performance date, one-half of the shares subject to the award would vest on the second performance date).
The fair value of this market-condition RSU is estimated on the grant date using a Monte Carlo simulation that considers expected volatility, risk-free interest rate, dividend yield, expected term, and the effect of the market target. As the market condition is incorporated into the fair value, the Company recognizes the full compensation cost (based on that grant-date fair value) over the grantee’s requisite service period, even if the market conditions are ultimately not achieved.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
The Company records stock-based compensation for service-based RSUs on a straight-line basis over the requisite service period, which is generally the vesting period. The following table presents the amount of stock-based compensation expense related to equity-based compensation recognized in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$16,850	$3,844	$20,370	$31,874
Sales and marketing	165	89	347	54
Technology and product development	2,822	3,064	9,560	6,311
Operations and processing	91	107	316	306
Total equity-based compensation expense	$19,928	$7,104	$30,593	$38,545
Equity Incentive Plans
2018 Equity Incentive Plan
In 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”) that authorized the Company to grant awards of up to 52,346,283 shares of common stock of FTS to FTS’ employees, non-employees, officers, and directors in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and RSUs. Each award outstanding under the 2018 Plan continues to be governed by the terms and conditions of the 2018 Plan. In connection with the IPO, the 2018 Plan awards were amended to cover shares of Class A common stock (or, if determined by the plan administrator, Class B common stock). At September 30, 2025 and December 31, 2024 the Company had granted awards equivalent to 52,291,738 and 48,861,380 shares of common stock, respectively, gross of forfeited and delivered awards under the 2018 Plan. In connection with the IPO, the Company has frozen the 2018 Plan and no new awards will be granted under the 2018 Plan.
In 2024, the Company modified awards under the 2018 Plan and extended the post-termination exercise period of vested options held by certain current and former employees, resulting in $— million and $0.7 million, and $1.6 million and $5.2 million of incremental equity-based compensation expense recognized during the three and nine months ended September 30, 2025 and 2024, respectively.
2024 Equity Incentive Plan
As part of the Reorganization, FMH adopted the 2024 Equity Incentive Plan (“2024 Plan”) that authorized FMH to grant awards of up to 4,635,234 shares of common stock of FMH to FMH employees, non-employees, officers, and directors in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and RSUs. As part of the Recombination, the Company assumed the 2024 Plan and all options outstanding thereunder as of the Recombination Date, and such outstanding options were converted to options of FTS based on the Conversion Rate. As of September 30, 2025 and December 31, 2024 the Company had granted awards equivalent to 3,212,647 and 2,866,299 shares of common stock, respectively, gross of forfeited and delivered awards under the 2024 Plan. In connection with the IPO, the Company has frozen the 2024 Plan and no new awards will be granted under it.
2025 Incentive Award Plan
As part of the IPO, the Company adopted the 2025 Incentive Award Plan (“2025 Plan”) in order to facilitate the grant of equity incentives to directors, employees (including named officers), and consultants of the Company. Following the effective date of the 2025 Plan, the Company will not make any further grants under the 2018 Plan or the 2024 Plan. However, the 2018 Plan and the 2024 Plan will continue to govern the terms and conditions of the outstanding awards granted thereunder. The 2025 Plan authorizes the issuance of 22,985,926 of Class A or Class B common stock of FTS, subject to an automatic increase on January 1 of each calendar year from January 1, 2026 through and including January 1, 2035, by a number of shares equal to the lesser of (i) 5% of the total shares of the aggregate number of shares of Class A common stock and Class B common stock outstanding (on an as-converted basis) as of the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the board. Awards under the 2025 Plan may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, and RSUs. At September 30, 2025, the Company had granted awards equivalent to 9,514 and 8,535,845 shares of Class A and Class B common stock, respectively, gross of forfeited and delivered awards under the 2025 Plan.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
2025 Employee Stock Purchase Plan (“ESPP”)
In connection with the IPO, the Company adopted the ESPP under which eligible employees may purchase shares of Class A common stock of FTS, up to a maximum percentage of their eligible compensation (which shall be 20% unless otherwise specified in an applicable offering document), subject to certain IRS and share purchase limitations, at 85% of the lower of the closing price (fair market value) of a share of FTS on the first day of the offering period or the purchase date, whichever is lower. As of September 30, 2025, there have been no offering periods under the ESPP program. The maximum aggregate number of shares that may be subject to awards and sold under the ESPP is 2,133,961 shares, subject to an automatic annual increase on the first day of each calendar year beginning in 2026 and ending on and including January 1, 2035 in an amount equal to the lesser of (i) one percent (1%) of the aggregate number of shares of Class A common stock and Class B common stock of FTS outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board.
Unrecognized Compensation Expense
At September 30, 2025, the Company has not yet recognized compensation expense for the following awards:

	Weighted Average Recognition Period (Years)	Shares			Unrecognized Compensation Expense
Vesting Condition		Options	RSUs	Total	Options	RSUs
Time-based(A)	3.6	11,134,713	—	11,134,713	$67,382	$—
Multiple(A)(B)	3.3	—	10,222,338	10,222,338	—	148,163
Total		11,134,713	10,222,338	21,357,051	$67,382	$148,163
(A)    All awards vest over a period of two to four years, and most awards have a one year cliff vesting feature with quarterly vesting thereafter.
(B)    Awards include a service period vesting condition, as noted above, as well as market based and liquidity-based vesting conditions. The liquidity event for awards which have that feature has been satisfied in connection with the IPO as of September 30, 2025.
Noncontrolling Interests in Consolidated Subsidiaries
The following amounts relate to equity interests held by the third-party investors in a real estate investment trust subsidiary, Figure REIT, Inc. (“Figure REIT”) and the Figure Markets Offshore Opportunity Investment Fund L.P. (“Offshore Solana Fund”) both of which the Company consolidates, but does not wholly-own.
The noncontrolling interests in the net income (loss) is computed as follows:

	Three Months Ended September 30,
	2025			2024
	Net Income (Loss)	Noncontrolling Interest as a Percent of Total(A)	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries	Net Income	Noncontrolling Interest as a Percent of Total(A)	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries(B)
Figure REIT	$321	44.9%	$147	$170	44.6%	$76
Offshore Solana Fund	3,559	2.8	99	411	2.8	12
Total / weighted average	$3,880	6.3%	$246	$581	15.0%	$88

	Nine Months Ended September 30,
	2025			2024
	Net Income (Loss)	Noncontrolling Interest as a Percent of Total(A)	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries	Net Income	Noncontrolling Interest as a Percent of Total(A)	Noncontrolling Interest in Income (Loss) of Consolidated Subsidiaries(B)
Figure REIT	$1,193	44.9%	$536	$4,802	44.6%	$2,143
Offshore Solana Fund	(1,084)	2.8	(31)	5,162	2.8	145
Total / weighted average	$109	24.9%	$505	$9,964	22.9%	$2,288
(A)    Represents the weighted average percentage of total noncontrolling shareholders’ net income (loss) in consolidated subsidiaries.
(B)    Balances may not cross-foot due to rounding for presentation purposes in the Noncontrolling Interest as a Percent of Total shown.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
The noncontrolling interests in the equity of consolidated subsidiaries is computed as follows:

	September 30, 2025			December 31, 2024
	Total Consolidated Equity	Noncontrolling Ownership Interest as a Percent of Total	Noncontrolling Interest in Equity of Consolidated Subsidiaries	Total Consolidated Equity	Noncontrolling Ownership Interest as a Percent of Total	Noncontrolling Interest in Equity of Consolidated Subsidiaries
Figure REIT	$18,678	44.9%	$8,394	$18,261	44.6%	$7,769
Offshore Solana Fund	12,148	2.8	342	17,807	2.8	508
Total / weighted average	$30,826	28.3%	$8,736	$36,068	24.0%	$8,277
Note 8 - NET INCOME (LOSS) PER SHARE
Basic net income per share is computed by dividing net income (loss) attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income attributable to the Company by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities.
Diluted net income per share reflects the dilutive effect of potential common shares from share-based awards, warrants and convertible preferred stock. The treasury stock method is used to calculate the dilutive effect of outstanding share-based awards and warrants, which assumes the proceeds upon vesting or exercise would be used to purchase common stock at the average price for the period.
Net income per share is computed using the two-class method which is required for multiple classes of common stock and participating securities. In historical periods where the Company had outstanding convertible preferred stock, net income attributable to FTS is first allocated to the convertible preferred stock based on their dividend preference. Any remaining net income attributable to FTS is then allocated to common stockholders and preferred stockholders using the if-converted method. All preferred stock was convertible on a 1:1 basis to common stock.
The rights, including the liquidation and dividend rights and sharing of losses, of the Class A common stock and Class B common stock are identical, other than voting rights. As the liquidation and dividend rights and sharing of profits are identical, the undistributed earnings are allocated on a proportionate basis for those classes and the resulting net income per share will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis, and they have been combined as common shares below.
The following table sets forth the calculation of basic and diluted net income per common share for the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income attributable to FTS	$89,576	$27,339	$118,698	$11,738
Less: Undistributed earnings attributable to convertible preferred stockholders	$(45,792)	(20,969)	$(79,699)	(11,738)
Net income attributable to common stockholders, basic and diluted	$43,784	6,370	$38,999	—

Denominator
Basic weighted average common shares attributable to FTS	103,571,820	68,568,542	80,896,185	63,700,455
Add: effect of dilutive securities related to share-based payment awards (A)	26,350,509	5,017,205	22,210,202	6,154,472
Diluted weighted average common shares attributable to FTS	129,922,329	73,585,747	103,106,387	69,854,927

Net income per common share attributable to FTS, basic	$0.42	$0.09	$0.48	$0.00
Net income per common share attributable to FTS, diluted	$0.34	$0.09	$0.38	$0.00
(A)    The dilutive impact of share-based payment awards and warrants for the three months ended September 30, 2025 and 2024 comprised of 21,414,298 and 4,452,523 shares related to stock options, 1,349,563 and 564,682 shares related to warrants, and 3,586,648 and zero shares related to unvested RSUs, respectively. The dilutive impact of share-based payment awards and warrants for the nine months ended September 30, 2025 and 2024 comprised of 18,072,864 and 5,787,713 shares related to stock options, 1,041,277 and 366,759 shares related to warrants, and 3,096,061 and zero shares related to unvested RSUs, respectively. For the three and nine months ended September 30, 2024, 694,564 and 327,943

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
shares, respectively, related to unvested RSUs were excluded from the dilutive impact as the issuance of those shares was contingent upon the satisfaction of a liquidity condition which was not satisfied as of the end of those periods.

NOTE 9 – VARIABLE INTEREST ENTITIES
Consolidated VIEs
The Company consolidates VIEs in which the Company is deemed to have both the power to direct the most significant activities of the entities and the right to receive benefits, or the obligation to absorb losses, that could potentially be significant to the entities.
The table below presents the carrying value and classification of the assets and liabilities of VIEs consolidated within the Condensed Consolidated Balance Sheets, after elimination of intercompany balances:

	September 30, 2025		December 31, 2024
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
Offshore Solana Fund	$12,151	$—	$17,811	$4
Figure REIT	62,353	43,861	121,817	103,556
Figure Certificate Company	22,612	21,998	—	—
Total	$97,116	$65,859	$139,628	$103,560
Additionally, the Company has wholly-owned consolidated VIEs that are formed to acquire, receive, participate, hold, release and dispose of participation interests for the Company’s warehouse facilities. The Company is the primary beneficiary of these VIEs, and retains the risks and benefits associated with the assets and liabilities transferred to the VIEs. See Note 6 for further discussion of the Company’s warehouse facilities.
Offshore Solana Fund
The Offshore Solana Fund was initially a wholly-owned subsidiary of the Company. In July 2024, the Company sold 2.8% of the Offshore Solana Fund limited partnership interests to unrelated third parties. As of September 30, 2025, the Company holds a 97.2% interest in the Offshore Solana Fund. Through its ownership of the general partner, the Company has the power to direct the activities that most significantly impact the economic performance of the Offshore Solana Fund and the Company has an obligation to absorb losses or receive returns of the Offshore Solana Fund. Third-party limited partners in the Offshore Solana Fund hold a ratable interest in the fair value of the Offshore Solana Fund’s net assets, and the Company presents such noncontrolling interests at fair value in the Condensed Consolidated Balance Sheets and reflects changes thereon in the Condensed Consolidated Statements of Operations.
Figure REIT
The Company holds all voting rights in Figure REIT, and it directs the activities that most significantly impact the economic performance of Figure REIT through an advisor. However, third parties own 44.9% of the non-voting equity in Figure REIT at September 30, 2025. While the Company has economic exposure through its direct and indirect interest in Figure REIT, there is no recourse to the Company for Figure REIT’s liabilities.
See Note 7 for further discussion of noncontrolling interests in the Offshore Solana Fund and Figure REIT.
Figure Certificate Company
FCC is a face-amount certificate company registered with the SEC. FCC was incorporated in April 2023 as a wholly-owned subsidiary of FT until the Reorganization in 2024. Subsequent to the Reorganization, FCC is a wholly-owned subsidiary of FMH. The Company holds all voting rights in FCC and it directs the activities that most significantly impact the economic performance of FCC.
Non-Consolidated VIEs
While the Company continues to be involved with securitizations considered VIEs in its role as the sponsor and the servicer of securitization transactions, the Company has determined that it is not the primary beneficiary of these entities and therefore does not consolidate these securitizations. These entities are established as grantor trusts for various securitization transactions. The activities that most significantly impact the economic performance of the VIE include servicing activities with respect to delinquent and defaulted loans, determined by a third-party special servicer that the

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Company may not remove without cause. Assets transferred into each securitization trust are legally isolated from the creditors of the Company, not available to satisfy obligations of the Company, and can only be used to settle obligations of the underlying trust in exchange for debt securities and beneficial interests sold.
The following table summarizes the aggregate risk characteristics of the unconsolidated VIEs and the Company’s maximum exposure to loss at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
UPB of securitization collateral	$4,595,629	$2,785,341
Weighted average delinquency(A)	0.7%	0.4%
Face amount of debt held by third parties	$4,165,312	$2,586,297
Maximum exposure(B)	$299,322	$201,512
(A)    Represents the percentage of the UPB that is 60+ days delinquent.
(B)    Primarily represents the aggregate fair value of the Company’s investments in marketable securities and the servicing assets associated with underlying collateral of the securitizations. In certain cases, the Company is obligated to fund securitization reserve accounts. See Note 10 for further discussion regarding the Company’s reserve account funding obligations.
NOTE 10 – COMMITMENTS AND CONTINGENCIES
Litigation — The Company is or may become, from time to time, involved in various disputes, litigation, arbitration, and regulatory inquiry and investigation matters that arise in the ordinary course of business. Given the inherent unpredictability of matters the Company has been and currently is involved in, the outcome of these proceedings cannot be determined at this time, and it is possible that future adverse outcomes could have a material adverse effect on its business, financial position or results of operations. The Company is not aware of any unasserted claims that it believes are material and probable of assertion where the risk of loss is expected to be reasonably possible, but the Company may become involved in additional litigation in the ordinary course of the Company’s business in the future, including litigation that could be material to its business.
The Company reviews the need for any loss contingency reserves and establishes reserves when, in the opinion of management, it is probable that a matter would result in a liability and the amount of loss, if any, can be reasonably estimated. Management, after consultation with legal counsel, believes that there are no known actions or threats that would result in a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
The Company is, from time to time, subject to inquiries by government entities, though the Company currently does not believe any of these inquiries would result in a material adverse effect on the Company’s business.
Indemnifications — In the normal course of business, the Company and its subsidiaries entered into contracts that contain representations and warranties that provide general indemnifications in regards to legal proceedings. The Company’s maximum exposure under these arrangements is unknown as this would involve future legal claims that may be made against the Company that have not yet occurred. However, based on its experience, the Company expects the risk of material loss to be remote.
Debt Covenants — Certain of the Company’s debt obligations are subject to loan covenants and event of default provisions. See Note 6 for further discussion of the Company’s debt obligations.
Loan Purchase and Servicing Commitments — The Company enters into agreements with various loan origination partners to purchase and service the loans they originate through the Technology Offering. At September 30, 2025 and December 31, 2024, purchase commitments totaled $13.4 million and $142.2 million to loan origination partners, respectively. The Company does not record an asset or liability for purchase or servicing commitments since it expects such commitments to benefit the Company, and the Company has not yet taken control of the underlying loans.
Loan Funding Obligations — The HELOC loans that the Company originates or purchases include terms that permit borrowers to draw amounts, or redraw previously repaid amounts, during a 5-year period after the original origination date. At September 30, 2025 and December 31, 2024, borrowers were able to borrow up to $41.2 million and $29.1 million on undrawn HELOC loans that the Company has committed to fund. Additionally, the Company has $41.1 million and $— million in unfunded loan commitments at September 30, 2025 and December 31, 2024, respectively, related to loans

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
originated or purchased near the end of each respective period, which were substantially settled within a week after each period end.
Loan Repurchase Obligations — The Company has contractual agreements with certain loan buyers to repurchase or substitute loans where a borrower misses a payment within 30 to 90 days since the loan’s origination, though the Company indemnifies the loan buyer against future losses on such loans in certain cases. The repurchase price is equal to the original sale price to the loan purchaser and the Company recognizes a loss to the extent the repurchase price of the loan exceeds the estimated fair value on the repurchase date, further adjusted upon resale of the loan, if applicable. The Company generally continues to service the defaulting loan through a third-party subservicer. The Company repurchased loans for which it recognized gains (losses) of $1.4 million and $(2.3) million, respectively, for the three and nine months ended September 30, 2025, and $(1.8) million and $(6.0) million, respectively, for the three and nine months ended September 30, 2024 within “Other (income) expense” in the Condensed Consolidated Statements of Operations.
At September 30, 2025, the Company has contingent commitments to repurchase loans with an aggregate UPB of up to $1.5 billion for which the Company recorded repurchase obligations totaling $14.6 million within “Payables to third-party loan owners” in the Condensed Consolidated Balance Sheets. The Company recorded a reserve of $6.4 million within “Other current liabilities” in the Condensed Consolidated Balance Sheets, based on the Company’s estimate of expected future losses at September 30, 2025.
Securitization Reserve Account Funding Obligations — The Company, in its capacity as servicer of certain securitizations, has committed to fund and replenish customary reserve accounts held by the securitization trust that the Company initially funds at the time of securitization in an amount based upon expected prepayments, delinquencies, defaults, and draws from borrowers for loans in the securitization. While the Company’s obligation to fund reserve amounts is not limited, and the Company cannot reliably estimate the long-term macroeconomic environment that may impact its maximum exposure for such obligations over the contractual life of the securitization, the Company does not expect to fund material amounts to its securitizations in excess of current balances at September 30, 2025.
Securitization Commitments — During the three months ended September 30, 2025, the Company entered into a pre-funded securitization transaction backed by HELOC loans originated or purchased by the Company that qualified as a sale. The transaction includes a prefunding feature that allowed for the transfer of HELOC loans in multiple tranches. At September 30, 2025, the Company is committed to fund the remaining unfunded balance of $89.3 million.
Capital Commitments — In February 2025, the Company entered into a joint venture agreement with a third party to finance loans originated or purchased by the Company. As part of that agreement, the Company committed to invest up to $10.5 million in exchange for a 5.0% interest in the joint venture. The Company contributed capital of $2.5 million to the joint venture during the nine months ended September 30, 2025.
Leases — The Company has non-cancellable leases on office spaces expiring through 2031 that it does not sublease. Rent expense totaled $0.7 million and $1.9 million for the three and nine months ended September 30, 2025 and totaled $0.7 million and $2.0 million for the three and nine months ended September 30, 2024, respectively. The Company has leases that include renewal options, leasehold improvement incentives, and escalation clauses. At September 30, 2025, the Company has not considered such renewal provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. The terms of the leases do not impose any financial restrictions or covenants. Operating lease ROU assets of $5.5 million are presented in “Other non-current assets”, and lease liabilities of $5.8 million are presented in “Other current liabilities” and “Lease liability, non-current”, in the Condensed Consolidated Balance Sheets at September 30, 2025.
Future undiscounted, minimum lease payments for the Company’s non-cancellable operating leases at September 30, 2025 were as follows:

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)

Years Ending December 31,	Amount
2025 (remainder)	$540
2026	1,955
2027	1,437
2028	1,253
2029	967
Thereafter	1,071
Total undiscounted lease payments	7,223
Less: Imputed Interest	(1,401)
Operating Lease Liabilities	$5,822
At September 30, 2025 and December 31, 2024, the weighted average remaining lease term for operating leases was 4.3 years and 1.2 years, respectively, and the weighted average discount rate was 9.0% and 2.0%, respectively. The Company paid $0.7 million and $2.0 million in cash included in the measurement of lease liabilities for the three and nine months ended September 30, 2025, respectively, and $0.7 million and $2.0 million for the three and nine months ended September 30, 2024, respectively.
San Francisco Office Space
In January 2025, the Company amended its expiring lease agreement for office space located in San Francisco, California. The lease amendment relocated the leased premises, extended the lease term until August 2028, reduced monthly lease payments, and includes both a rent abatement period and tenant improvement allowances. The modification of the existing premise lease was treated as a lease modification that was not material. The Company took possession of the relocated premises, and accounted for it a new lease that commenced, during the nine months ended September 30, 2025.
New York Office Space
In June 2025, the Company entered into a non-cancellable lease agreement for a new office space in New York City, New York. The lease agreement is for a five-year term and includes a rent abatement period. The Company took possession of the premises and accounted for it as a new lease that commenced during the three months ended September 30, 2025.
NOTE 11 – RELATED PARTY TRANSACTIONS
Transactions with Controlled Affiliates
The Company entered into arrangements with entities also controlled, or significantly influenced, by the Controlling Party or other affiliates of the Company.
Provenance Foundation
Term Note
In July 2022, FT entered into an interest bearing term note with the Provenance Foundation (“Provenance”), pursuant to which FT provided Provenance with a $5.0 million loan. On June 12, 2023, the term note was amended, pursuant to which the total principal amount of the loan was increased to $9.1 million. The term note is held by FMH and is eligible to be settled in cash or an equivalent value of HASH at maturity. At September 30, 2025 and December 31, 2024 the outstanding principal of the loan, including interest paid in-kind, was recorded at $9.9 million and $9.4 million, respectively as “Loan to related parties” in the Condensed Consolidated Balance Sheets. Interest accrued on the note for the three and nine months ended September 30, 2025 is $0.2 million and $0.6 million, gross of a $0.7 million interest reduction during the three months ended June 30, 2025, and $0.2 million and $0.6 million, respectively, for the three and nine months ended September 30, 2024, recorded as “Interest income” in the Condensed Consolidated Statements of Operations.
Gas Fee Service Provider
In February 2025, FCC entered into a services agreement with Provenance whereby Provenance pays, on behalf of FCC, HASH to cover fees to network validators for processing and validating operations on the blockchain incurred in connection with the purchase or sale of the face-amount certificates issued by FCC and transacted on Provenance’s blockchain (“Provenance Blockchain”). FCC reimburses Provenance in cash in an amount equal to the then-current market value of HASH paid by Provenance. The Company recognized $— million and $— million incurred under the services

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
agreement for the three and nine months ended September 30, 2025, respectively, recorded as expense in “Operations and processing” on the Condensed Consolidated Statements of Operations. At September 30, 2025, the Company owed $— million to Provenance recorded in “Accounts payable and accrued liabilities” in the Condensed Consolidated Balance Sheets.
Transactions with Equity-Method Investees
Reflow
The Company holds a 17.3% interest in Reflow contributed to the Company by the Controlling Party. The Company received distributed profits of $— million and $0.9 million, respectively, for the three and nine months ended September 30, 2025 and $— million and $— million for the three and nine months ended September 30, 2024, respectively, recorded in “Other revenue” in the Condensed Consolidated Statements of Operations. The Company recorded receivables of $— million and $— million at September 30, 2025 and December 31, 2024, respectively, as “Accounts receivable, net” in the Condensed Consolidated Balance Sheets for such services. See Note 3 for detail on the Company’s investment in Reflow.
Domestic Solana Fund
The Domestic Solana Fund acquired its investments in SOL primarily through auctions held through the FTX Trading Ltd. (“FTX”) bankruptcy proceedings through a purchase and sale agreement with Alameda Research and Maclaurin Investments. The Company recorded contributions, net of distributions, to the Domestic Solana Fund in “Other non-current assets” in the Condensed Consolidated Balance Sheets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contributions	$16	$24	$126	$3,779
Distributions	322	613	1,759	613
See Note 3 for detail on the Company’s investment in Domestic Solana Fund.
Transactions with the Controlling Party
The Company incurred $0.5 million and $0.8 million, respectively, for the three and nine months ended September 30, 2025, and $— million and $0.4 million, respectively, for the three and nine months ended September 30, 2024, in costs to arrange travel for the Controlling Party and other affiliates, recorded as “General and administrative” expense in the Condensed Consolidated Statements of Operations.
As of September 30, 2025, the Controlling Party holds $0.5 million of YLDS issued by FCC, recorded as “Debt, current” on the Condensed Consolidated Balance Sheets. The Controlling Party’s holdings are on normal market terms and do not include any preferential terms, guarantees, or other arrangements with the Company.
Other Transactions
Investments in Loan Securitizations
The Company retains beneficial interests in loan securitization trusts that it sponsors. See Notes 3 and 9 for additional detail.
Employee DSCR Loan
In May 2025, the Company issued a debt-service coverage ratio (“DSCR”) loan to an employee. The principal amount of the loan is $0.1 million, bears interest at a rate of 6.90% per annum, and matures in June 2055. On August 15, 2025, the employee repaid the loan in full in an amount equal to $0.1 million, including principal of approximately $0.1 million and total accrued unpaid interest of approximately $0.0 million.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
NOTE 12 – FAIR VALUE MEASUREMENTS
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table summarizes information about the assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Carrying Value	Fair value
		Level 1	Level 2	Level 3(A)	Total
Assets
Cash and cash equivalents	$1,097,123	$1,097,123	$—	$—	$1,097,123
Restricted cash	64,590	64,590	—	—	64,590
Digital assets(B)	108,680	110,185	—	—	110,185
Distressed asset claims(C)	3,068	—	—	3,068	3,068
Marketable securities, at fair value(D)	239,694	—	201,386	38,308	239,694
Loans held for sale, at fair value	389,032	—	—	389,032	389,032
Loan servicing assets, at fair value	100,000	—	—	100,000	100,000
Treasury note futures	11	11	—	—	11
Total assets	$2,002,198	$1,271,909	$201,386	$530,408	$2,003,703

Liabilities
Digital asset collateral repayment obligation(E)	$85,016	$85,016	$—	$—	$85,016
Certificate repayment obligation(E)	18,962	—	18,962	—	18,962
Total liabilities	$103,978	$85,016	$18,962	$—	$103,978

	December 31, 2024
	Carrying Value	Fair value
		Level 1	Level 2	Level 3(A)	Total
Assets
Cash and cash equivalents	$287,256	$287,256	$—	$—	$287,256
Restricted cash	57,777	57,777	—	—	57,777
Digital assets(B)	86,036	86,036	—	—	86,036
Distressed asset claims(C)	7,589	—	—	7,589	7,589
Marketable securities, at fair value(D)	163,489	—	128,983	34,506	163,489
Loans held for sale, at fair value	395,922	—	—	395,922	395,922
Loan servicing assets, at fair value	88,497	—	—	88,497	88,497
Total assets	$1,086,566	$431,069	$128,983	$526,514	$1,086,566

Liabilities
Digital asset collateral repayment obligation(E)	$64,447	$64,447	$—	$—	$64,447
Total liabilities	$64,447	$64,447	$—	$—	$64,447
(A)    See Notes 4 and 5 regarding changes in the carrying values of servicing assets and loans, respectively. There were no transfers of Level 3 instruments to, or from, other fair value levels during the periods presented.
(B)    Included in “Digital assets” in the Condensed Consolidated Balance Sheets and represents digital assets held for sale at fair value, and excludes digital assets held at cost that are considered intangible assets.
(C)    Included in “Other current assets” in the Condensed Consolidated Balance Sheets.
(D)    Residual interest securities and non-rated securities in securitizations not considered debt securities are included within Level 3 of the fair value hierarchy.
(E)    Included in “Debt, current” in the Condensed Consolidated Balance Sheets.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Significant Valuation Inputs
The Company used the following unobservable inputs that it considers significant to value the financial assets and liabilities carried at fair value and classified within Level 3 of the fair value hierarchy:

	September 30, 2025
	Fair Value	Discount Rate (A) (%)	CPR (B) (%)	CDR (C) (%)	Servicing Rate (D) (%)	Loss Severity (E)
Marketable Securities
Residual interest securities	$38,308	11.5% - 24.6% 18.3%	16.2% - 20.8% 18.8%	—% - 2.4% 1.2%	n.a	n.a
Servicing Assets
HELOC loans	$98,120	13.0% - 13.0% 13.0%	—% - 32.5% 13.7%	—% - 4.9% 0.8%	0.3%	n.a
Mortgage loans	1,880	9.5% - 10.5% 10.3%	3.6% - 8.0% 5.3%	—% - 1.1% 0.4%	—%	n.a
Total / Weighted average(F)	$100,000	12.9%	13.5%	0.7%	0.3%

Loans Held for Sale
HELOC loans(G)	$323,184	4.9% - 8.9% 6.5%	2.6% - 39.6% 15.6%	—% - 94.3% 1.6%	n.a	—% - 97.6% 28.4%
Personal loans(H)	62,935	8.9% - 11.5% 10.2%	—% - —% —%	—% - —% —%	n.a	—% - —% —%
Other(I)	2,913	6.2% - 8.7% 7.1%	18.0% - 40.4% 24.7%	1.3% - 8.7% 6.1%	n.a	88.0% - 92.0% 90.0%
Total / Weighted average(F)	$389,032	5.5%	13.1%	1.4%

	December 31, 2024
	Fair Value	Discount Rate(A) (%)	CPR(B) (%)	CDR(C) (%)	Servicing Rate(D) (%)	Loss Severity(E)
Marketable Securities
Residual interest securities	$34,506	14.5% - 24.0% 19.7%	15.2% - 20.1% 17.7%	1.5% - 1.7% 1.6%	n.a	n.a
Servicing Assets
HELOC loans	$86,465	13.0% - 13.0% 13.0%	1.0% - 33.0% 14.4%	—% - 4.4% 0.7%	0.2%	n.a
Mortgage loans	2,032	10.0% - 11.0% 10.8%	3.9% - 8.2% 5.7%	—% - 1.0% 0.2%	—%	n.a
Total / Weighted average(F)	$88,497	12.9%	14.2%	0.7%	0.2%

Loans Held for Sale
HELOC loans(G)	$366,154	6.4% - 10.1% 7.6%	1.3% - 32.4% 13.6%	1.5% - 1.7% 1.6%	n.a	16.6% - 44.2% 32.4%
Other(I)	3,829	5.1% - 8.7% 6.9%	17.9% - 99.7% 25.6%	0.4% - 10.2% 7.7%	n.a	88.0% - 92.0% 90.0%
Total / Weighted average(F)	$369,983	7.6%	13.7%	1.7%

(A)    Significant increases (decreases) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement.
(B)    Significant increases (decreases) in the CPR, in isolation, would result in a significantly lower (higher) fair value measurement.
(C)    Significant increases (decreases) in the CDR, in isolation, would result in a significantly lower (higher) fair value measurement.
(D)    Significant increases (decreases) in the servicing rate in excess of servicing costs, in isolation, would result in a significantly higher (lower) fair value measurement. Values represent the weighted average total mortgage servicing amount, net of subservicing costs.
(E)    Significant increases (decreases) in the severity, in isolation, would result in a significantly lower (higher) fair value measurement.
(F)    Unobservable inputs were weighted by respective fair value of each class.
(G)    HELOC loans are measured at estimated fair value using a discounted cash flow valuation methodology, more specifically a residential mortgage cash flow model.
(H)    Personal loans are measured at estimated fair value using a discounted cash flow valuation methodology, more specifically a loan cash flow model.
(I)    Personal unsecured loans included in “Other” are measured at estimated fair value using a discounted cash flow valuation methodology, more specifically a loan cash flow model. The Company uses an estimated recovery from collections and recent sales to fair value personal loans that are 30 days past due; the fair value of such loans at September 30, 2025 and December 31, 2024 were not material.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Significant Valuation Input Sensitivity
The following tables summarize the estimated change in fair value of assets carried at fair value and classified within Level 3 of the fair value hierarchy for the unobservable inputs in “—Significant Valuation Inputs” at September 30, 2025. Each of the following sensitivity analyses is hypothetical and is provided for illustrative purposes only. There are certain limitations inherent in the sensitivity analyses presented. In particular, the results are calculated by stressing a particular economic assumption independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might counteract or amplify the sensitivities. Also, changes in the fair value based on the following variations in an assumption generally may not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

	-2%		-1%		+1%		+2%
	$	%	$	%	$	%	$	%
Discount Rate
Marketable Securities
Residual interest securities	$780	3.9%	$380	1.9%	$(360)	(1.8)%	$(703)	(3.5)%
Servicing Assets
HELOC loans	5,920	6.2	2,874	3.0	(2,702)	(2.8)	(5,261)	(5.5)
Mortgage loans	238	12.6	114	6.1	(105)	(5.6)	(202)	(10.8)
Loans Held for Sale
HELOC loans	16,052	3.4	10,890	2.3	(14,240)	(3.0)	(29,376)	(6.2)
Personal loans	62,297	0.7	62,155	0.5	(61,446)	(0.7)	(61,042)	(1.3)

	-20%		-10%		+10%		+20%
	$	%	$	%	$	%	$	%
CPR
Marketable Securities
Residual interest securities	$1,001	5.0%	$513	2.6%	$(464)	(2.3)%	$(884)	(4.4)%
Servicing Assets
HELOC loans	6,044	6.3	2,922	3.1	(2,740)	(2.9)	(5,309)	(5.6)
Mortgage loans	125	6.7	61	3.3	(59)	(3.1)	(115)	(6.1)
Loans Held for Sale
HELOC loans	815	0.2	488	0.1	(544)	(0.1)	(1,245)	(0.3)
Personal loans	—	—	—	—	—	—	—	—
CDR
Marketable Securities
Residual interest securities	274	1.4	136	0.7	(135)	(0.7)	(269)	(1.4)
Servicing Assets
HELOC loans	—	—	—	—	—	—	—	—
Loans Held for Sale
HELOC loans	1,599	0.3	807	0.2	(819)	(0.2)	(1,628)	(0.4)
Personal loans	—	—	—	—	—	—	—	—
Servicing Rate
Servicing Assets
HELOC loans	8,002	8.4	4,001	4.2	(4,001)	(4.2)	(8,002)	(8.4)

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Marketable Securities
The following table summarizes activities involving the Company’s marketable securities that are measured at fair value and classified within Level 3 of the fair value hierarchy for the nine months ended September 30, 2025 and 2024:

Balance at December 31, 2023	$11,952
Purchases(A)	16,527
Sales	(872)
Principal payments	(1,002)
Change in fair value(B)	870
Balance at September 30, 2024	27,475

Balance at December 31, 2024	34,506
Purchases(A)	12,333
Principal payments	(9,430)
Change in fair value(B)	897
Balance at September 30, 2025	$38,306
(A)    Includes premiums paid on the purchased notes.
(B)    Included in “Gain on sale of loans, net” in the Condensed Consolidated Statements of Operations.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The following table summarizes information about the liabilities that are not measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Liabilities
Financed Retained Interests(A)	$199,129	$—	$198,444	$—	$198,444
Total liabilities	$199,129	$—	$198,444	$—	$198,444

	December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Liabilities
Financed Retained Interests(A)	$128,101	$—	$127,327	$—	$127,327
Total liabilities	$128,101	$—	$127,327	$—	$127,327
(A)    Financed retained interests classified as Level 2 in the fair value hierarchy were valued with a discounted cash flow model using collateral contractual terms and discount rates of similar instruments that include default and prepayment expectations as observable inputs.
Debt not carried at fair value, including financed retained interests, is presented at the face amount, net of debt issuance costs that are amortized over the contractual term using the effective interest method. The carrying value of debt associated with the warehouse facilities and servicing rights financing approximates the fair value due to their relatively short maturities.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data, ratios or as otherwise noted)
Assets Measured at Fair Value on a Non-recurring Basis
Digital Assets
The Company held HASH at cost, totaling $1.5 million and $1.5 million at September 30, 2025 and December 31, 2024, respectively, as intangible assets presented within “Digital assets” in the Condensed Consolidated Balance Sheets. In connection with a valuation that management performed with the assistance of a third-party specialist during the Reorganization, the Company determined an impairment indicator existed for the HASH it held. Therefore, the Company recognized an impairment charge of $— million and $5.9 million, equal to the difference between the fair value and costs basis of HASH, in “Other income, net” in the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2024, respectively. There were no impairment charges during the three and nine months ended September 30, 2025.
NOTE 13 – INCOME TAXES
The Company calculates the provision for income taxes during interim periods by applying an estimated annual effective tax rate to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Our effective tax rate may be subject to fluctuations during the year due to impacts from the following items: (i) changes in forecasted pre-tax and taxable income or loss, (ii) changes in statutory law or regulations in jurisdictions where we operate, (iii) audits or settlements with taxing authorities, and (iv) changes in valuation allowance assumptions.
The Company’s income tax provision for the three and nine months ended September 30, 2025 is a benefit of $31.5 million and $26.9 million, respectively, and expense of $1.3 million and $1.8 million, respectively, for the three and nine months ended September 30, 2024. The income tax benefit for the three and nine months ended September 30, 2025, primarily represents a discrete benefit from the recognition of deferred tax assets following the Recombination and additional R&D credits identified upon completion of the R&D tax credit study.
In July 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The changes introduced by the OBBB Act did not have a material impact on our annual effective tax rate for 2025.
At September 30, 2025 the Company maintained a partial valuation allowance against its federal and state deferred tax assets, compared to a full valuation at December 31, 2024. The partial release during the three months ended September 30, 2025 is triggered by the Recombination combined with strong year to date and forecasted earnings. Management will continue to assess the realizability of deferred tax assets in future periods.
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition at the effective date to be recognized.
The Company’s operations and resulting income taxes are calculated as if the Company filed a combined, separate federal income tax return until the Recombination. All tax years since inception are subject to examination by tax authorities, though the Company is currently not under examination by any federal or state jurisdiction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. U.S. Dollars appearing in tables are presented in thousands unless otherwise indicated.
Business Overview
Figure is building the future of capital markets using blockchain-based technology.
Figure’s proprietary technology powers next-generation lending, trading and investing activities in areas such as consumer credit and digital assets. Our application of the blockchain ledger allows us to better serve our end-customers, improve speed and efficiency, and enhance standardization and liquidity. Using our technology, we continue to develop dynamic, vertically-integrated marketplaces across the approximately $2 trillion consumer credit market and the rapidly growing approximately $4 trillion cryptocurrency and digital asset market. As a result, Figure has grown quickly in a capital-efficient manner since our founding, and more recently we have achieved strong and growing profitability, with net income of $119.2 million and Adjusted EBITDA of $169.8 million for the nine months ended September 30, 2025, compared to net income of $14.0 million and Adjusted EBITDA of $86.0 million for the nine months ended September 30, 2024, and accumulated deficit of $202.2 million and total stockholders’ equity of $1.2 billion as of September 30, 2025, compared to accumulated deficit of $320.9 million and total stockholders’ equity of $363.4 million, as of December 31, 2024. See the section titled “Non-GAAP Financial Measures” for information regarding our use of Adjusted Net Revenue and Adjusted EBITDA and a reconciliation of such non-GAAP financial measures to our most directly comparable financial measures calculated and presented in accordance with GAAP.
The infrastructure supporting capital markets today is fragmented and operates on legacy systems which employ antiquated processes for loan approvals and transaction processing. This creates process and cost inefficiencies in serving consumer credit markets and limits the development of alternative marketplaces. Furthermore, the manual elements underpinning the records of ownership and transfer of financial and real assets constrain liquidity, maintain elevated costs, and are error-prone.
Figure aims to address these challenges by using blockchain-based technology to innovate beyond legacy processes. We built a transformative, scaled and fast growing technology platform that displaces trust with truth in the financial ecosystem. Our platform also supports legacy systems, and our goal is to shift customer adoption towards blockchain-based solutions. Furthermore, our technology significantly reduces complexity and increases speed for market participants across the application, underwriting, funding and subsequent capital markets processes. Using our Loan Origination System (“LOS”), the time it takes to fund a home equity loan from application has been reduced to a median of 10 days from an industry median of approximately 42 days (based on data from industry sources) as of September 30, 2025. In comparison, for asset classes outside of mortgages, such as personal loans, there are many loan originators that utilize digitized, fast and automated processes that can fund as fast as same-day or often in as little as three to five days. Additionally, the average production cost per loan was reduced to approximately $730 for the year ended December 31, 2024 from a mortgage industry average of $11,230 for the quarter ended December 31, 2024, according to the MBA. This is a result of our entirely automated application process that takes as little as five minutes to complete and as few as five days to fund. Our platform automates income verification and offers customers the ability to redraw without incurring closing or out-of-pocket costs. Additionally, our platform employs an automatic valuation model, replacing the traditional, time-consuming appraisal process, and utilizes a digital lien matching process instead of the traditional analog title search. It also facilitates remote closings, including remote notaries, in jurisdictions where permitted by applicable laws. Importantly, we have brought a liquid capital market for loans behind this low cost, automated and blockchain-based origination engine.
Our technology enables the immutable recording of all assets and their key information on Provenance Blockchain. Provenance Blockchain, an independent Layer 1 blockchain, provides the scale, security, speed and cost structure to facilitate activity across the broad financial services landscape as a record of truth for assets. Using loans as an example, this authenticity record provides a validation mechanism to support the traditional, off-chain processes we use for tracking and monitoring loan transactions. This record provides verified information regarding the chain of ownership for all of the loans originated on our platform. Adoption of our technology has scaled significantly with every asset passing through

Figure’s system being recorded on Provenance Blockchain and accumulating over $60 billion in both real-world and digital asset transactions from our launch in late 2018. According to data from RWA.xyz, our real-world assets total value locked is approximately $13 billion as of September 30, 2025 and our share of tokenized private credit is approximately 75% based on the value of outstanding loans originated as of September 30, 2025. Further, 91% of loans originated through our LOS, which include loans originated by Figure as well as by our partners, for the three months ended September 30, 2025 utilized our DART platform, our lien and eNote registry that is built on Provenance Blockchain, compared to only 2% of loan originations for the year ended December 31, 2024. Loans originated by our partners utilizing DART accounted for 93% of Partner-branded loans and 70% of all loans originated by our LOS (including wholesale (brokered) transactions) for the three months ended September 30, 2025. We pay a minimal amount in the form of HASH for our use of the Provenance Blockchain. HASH is the utility token of the Provenance Blockchain and therefore gas fees (usage fees) are paid in HASH. A small amount of HASH is required to complete each transaction, and we pay these fees on behalf of all participants for any activity they complete with our assets. The average gas fee has been less than one HASH since 2018, which is equivalent to approximately $0.03 as of September 30, 2025.
We began addressing the consumer credit market in 2018 with our Figure-branded product, which catered to direct-to-consumer home equity loans. We then expanded further through Partner-branded strategies, in which a growing number of partners use our technology to independently originate home equity loans. For the three months ended September 30, 2025, we facilitated approximately $2.4 billion of home equity lending, representing an increase of 67% compared to the three months ended September 30, 2024. For the year ended December 31, 2024, we facilitated approximately $5 billion of home equity lending, representing an increase of 51% compared to the year ended December 31, 2023. As of September 30, 2025 we had 246 active partners.
Our relationship with our partners is based on our partners’ right to use our solutions. Once a partner is approved and onboarded, the partner enters into a contractual agreement with us for the right to use our LOS and Figure Connect marketplace in exchange for fees. These agreements typically have a fixed term with auto-renewals unless notice is given to terminate, are non-exclusive and do not obligate our partners to use our solutions.
In June 2024, we launched Figure Connect, an electronic marketplace that employs blockchain technology, to directly connect sellers and buyers of loans. Since June 2024, approximately $2.4 billion in HELOC volume was transacted on Figure Connect by third parties and 33 total marketplace participants (across loan originators, buyers and investors) were onboarded as of September 30, 2025.
With our technology applicable to the broader capital markets, we are expanding beyond our foundational solutions by developing trading and investing products. One example is Figure Exchange, a digital asset marketplace that provides customers advantages for crypto-trading, such as cross-asset collateralization for margin lending. Another example is YLDS, a groundbreaking interest-bearing peer-to-peer transferable stablecoin that is both native to a public blockchain and a debt security registered with the SEC. YLDS has many use cases resulting from its status as a security, including yielding collateral for institutions, cross-border payments and serving as the de-facto currency of Figure Exchange. For the nine months ended September 30, 2025, we did not generate revenue from Figure Exchange and revenue generated from YLDS was not material.
A newer pillar of our value proposition is the Democratized Prime platform, which disrupts the traditional prime brokerage infrastructure by allowing users to lend their assets or excess cash into the ecosystem at a market-clearing rate. Democratized Prime is a DeFi marketplace connecting sources and uses of capital, and a many-to-many marketplace, where common borrowers face off against common lenders. Lenders have pro-rata exposure to all borrowers and make their decision on participating and on the desired loan interest rate based on a combination of (i) the liquidity of the collateral, (ii) the volatility of the collateral, (iii) the over-collateralization amount, and (iv) the quality of the collateral. In the case of Figure HELOC loans, there is a weekly Bid Wanted In Competition (“BWIC”) for these loans that provides liquidity; should there be a breach of loan-to-value ratio, the relevant loans will be liquidated through the BWIC process.
As of September 30, 2025, the applicable fees and associated revenue for Democratized Prime is 50 basis points of outstanding balance and are paid by the borrower. As of September 30, 2025, Democratized Prime had not generated material revenue as we have provided the initial assets to support the platform while we build out funding distribution. We expect Democratized Prime to grow as users begin to recognize its benefits.
We believe that we have established a regulatory and licensing apparatus which sets us apart from our competitors and enables us to continue expanding our diverse product offering. We currently have more than 180 lending and servicing licenses, 48 money transmitter licenses, and are an SEC-registered broker-dealer with authority to operate an ATS, the operations of which are conducted in accordance with SEC and FINRA rules and regulations.

We generate revenue from the volume transacted on our marketplaces and through the use of our proprietary technology. We earn volume-based fees from partners and users who utilize our technology solutions to transact in our ecosystem. Within this usage-based model, we target positive unit economics in each of our solutions. In addition to our growing stream of ecosystem and technology fees, we also earn origination, gain on sale, and servicing revenue from assets generated through our LOS. During the nine months ended September 30, 2025, HELOCs comprised over 99% of our total loan originations.
For the year ended December 31, 2024, approximately 82% of our total net revenue was generated from origination fees, gain on sale of loans, servicing fees and interest income from assets generated through our LOS from both Figure and our network of partners. For the nine months ended September 30, 2025, this represented approximately 74% of total net revenue, as revenue from Figure Connect and other new products grew faster than the solely LOS-driven revenue sources.
Recent Developments
On September 12, 2025, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 36,225,000 shares of its Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $25.00 per share. The IPO resulted in net proceeds to the Company of $663.4 million after deducting the underwriting discounts and commissions.
In connection with the IPO, all shares of outstanding convertible preferred stock, including 2,010,410 shares of Series E preferred stock issued upon the exercise of outstanding warrants, automatically converted to 113,910,905 shares of Class A common stock, and a total of 39,393,047 shares of our Class A common stock held by the Controlling Party and his permitted transferees were converted into an equivalent number of shares of Class B common stock, of which 1,500,000 shares were subsequently converted back to Class A and sold in connection with the IPO.
Key Operating Metrics
We review several key performance measures, discussed below, to evaluate our business and results, measure performance, identify trends, formulate plans, and make strategic decisions. We believe that the presentation of such metrics is useful to our investors and counterparties because they are used to measure and model the performance of companies similar to us using similar metrics.
The following table sets forth key performance measures that we use to evaluate our business for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Ecosystem Volume(1)	$2,538,237	$1,837,036	$6,040,155	$4,343,926
Consumer Loan Marketplace Volume(2)	2,469,446	1,450,472	5,672,576	3,956,643
Partner-Branded Volume(3)	1,867,618	963,808	4,320,761	2,608,966
Figure-Branded Volume(4)	601,828	486,664	1,351,815	1,347,677
Digital Asset Marketplace Volume(5)	68,791	386,564	367,579	387,283
Figure Connect Volume(6)	1,131,334	—	2,375,900	—
Net Revenue	156,365	101,007	346,952	257,030
Net Income (Loss)	89,822	27,427	119,203	14,026
Adjusted Net Revenue(7)	156,034	110,034	357,172	262,546
Adjusted EBITDA(7)	86,386	49,437	169,827	85,988
_______________
(1)Ecosystem Volume consists of Consumer Loan Marketplace Volume and Digital Asset Marketplace Volume.
(2)We define Consumer Loan Marketplace Volume as the total U.S. dollar equivalent value of originations of HELOCs, DSCR,and personal loans on our LOS. We believe this measure is an indication of our scale and represents a potential revenue opportunity from the technology used for consumer credit loan originations.
(3)We define Partner-Branded Volume as the total U.S. dollar equivalent value of loans originated using our LOS under our partners’ brands. Partner-Branded volume is inclusive of Figure Connect Volume.
(4)We define Figure-Branded Volume as the total U.S. dollar equivalent value of loans originated using our LOS under our brand.
(5)We define Digital Asset Marketplace Volume as the total U.S. dollar equivalent value of matched trades transacted between a buyer and seller through Figure Exchange. We believe this measure is an indication of our scale and represents a potential opportunity for our digital asset offering.
(6)We define Figure Connect Volume as the total U.S. dollar equivalent value of Consumer Loan Marketplace Volume originated by third-party sellers through our Figure Connect marketplace. We believe this measure is a reflection of the underlying growth of our Figure Connect ecosystem.
(7)For definitions of Adjusted Net Revenue and Adjusted EBITDA and reconciliations to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

Trends and Other Factors Affecting Our Performance
Market and Competitive Factors
Currently, our revenue is substantially derived from our HELOC product offering and from our LOS technology offering. The HELOC market is supported by positive trends across the housing market, largely from growing home equity balances and a mortgage borrower population that is characterized by low fixed-rate first lien mortgages, for which a cash-out refinancing is a less attractive alternative. Historically, consumers have primarily accessed home equity lending products primarily through banks and other depository institutions, but in 2023, positive trends in the market landscape emerged as banks began to de-emphasize the product. Additionally, leading non-depository lenders that specialized in traditional mortgage products lacked the ability to effectively offer a consumer-friendly HELOC product to meet the demand of potential borrowers seeking to leverage their increased home equity value as a potential financing alternative. We believe the HELOC market will remain strong, as historically high housing values coupled with a historically low sales market have led consumers to search for ways to utilize the untapped equity in their homes. Figure continues to develop technology to provide its partners with solutions for any interest rate environment, and we expect the impact of rates on our business to decrease.
We expect to continue to see new entrants in the market because of the significant size of the potential market opportunity and a broadly underserved universe of potential borrowers in the HELOC market. This trend has continued recently, most notably with originators of agency mortgages entering the market as mortgage refinance activity slowed. However, many of these entrants have struggled to gain traction, which we believe is due to their lack of technology, product expertise and capital markets capabilities necessary to effectively participate. With our suite of products and solutions centered around the vision of promoting efficiency and liquidity in financial markets we feel we are uniquely positioned to provide the infrastructure to support an efficiently functioning HELOC market. This has been evidenced by our performance to date: in 2024, we were the leading originator of HELOCs among non-depository lenders, in addition to providing the technology to power other originators through our Partner-branded strategies.
Continued Expansion of our Ecosystem and Product Offerings
We continue to expand our product offerings through the release of new consumer lending products centered around the proven technology utilized in HELOC origination and entrance into the broader capital markets, including a marketplace that allows partners to trade and invest in products across multiple asset classes. In addition to our HELOC product, we provide technology platforms giving consumers exposure to a variety of assets in an efficient and secure way. We intend to continue broadening our network of partners that originate with Figure’s technology. While our current roster of partners includes many of the largest mortgage originators across the country, we believe that we have significant room to grow those relationships as we drive adoption across their sales force and engrain our technology in their core offerings. Additionally, we see a substantial opportunity to further expand the group of companies that we partner with as our technology offering would benefit a diverse constituency (including mortgage originators, banks, credit unions, mortgage servicers and other consumer lenders). Our relationship with our partners is based on our partners’ right to use our solutions. Once a partner is approved and onboarded, the partner enters into a contractual agreement with us for the right to use our LOS and Figure Connect marketplace in exchange for fees. These agreements typically have a fixed term with auto-renewals unless notice is given to terminate, are non-exclusive and do not obligate our partners to use our solutions. As we launch new products, we expect to generate significant momentum by capitalizing on our proven track record, reputation and to our established network of partners to support our ability to quickly scale in adjacent products.
Regulatory Environment
Our business is subject to regulations, which may expose us to significant regulatory risk and cause additional legal costs to ensure compliance. The existing legal framework that governs the financial markets is continuously reviewed and regularly amended, resulting in enforcement of new laws and regulations that apply to our business. The current regulatory environment in the United States may be subject to future legislative and regulatory changes driven by U.S. and global issues and priorities, including the recent change in U.S. administration and Congress, which may lead to material changes to existing laws, rules and regulations, guidance and enforcement stances. The impact of any changes in the legal or regulatory landscape on us and our operations remains uncertain. Compliance with regulations both now and in the future may require us to dedicate additional financial and operational resources, which may adversely affect our profitability. In addition, compliance with regulations may require our clients to dedicate significant financial and operational resources, which may negatively affect their ability to pay our fees and use our platforms and, as a result, our profitability. However, under certain circumstances regulation may increase demand for our platforms and solutions, and we believe we are well positioned to benefit from any potential increased digital transformation needs due to regulatory changes as market participants seek platforms that meet regulatory requirements and solutions that help them comply with their regulatory obligations. In recent years, we have also expended significant managerial, operational, and compliance costs to meet the legal and regulatory requirements applicable to us in the United States and other jurisdictions in which we operate. We expect to continue to incur costs to satisfy our legal and compliance obligations, which our unregulated or less regulated competitors have not had to and will not incur.
Technology and Cybersecurity Environment
Offering a secure, efficient technology platform is essential to maintaining our level of competitiveness in the market and attracting new partners and marketplace participants. We believe that the demand for our platform and services will increase with the introduction of new products. We plan to continue to focus on and invest in technology infrastructure initiatives and continually improve and expand our platform to further enhance our market position. We experience cyber-threats and attempted security breaches. If these were successful, these cybersecurity incidents could impact revenue and operating income and increase costs. We therefore continue to make investments to strengthen our cybersecurity infrastructure, which may result in increased costs.
Impact of Macroeconomic Cycles
Macroeconomic cycles can impact our financial performance and demand for our products. Consumer demand for loans, our partners’ willingness to originate new loans using our technology, investor appetite for credit-oriented investment opportunities, and credit performance can fluctuate in an economic slowdown. However, we believe the flexibility inherent in our platform will allow us to align our strategy with the market opportunity through cycles. Further, our technology-driven underwriting approach has proven effective, and our loans have demonstrated strong credit performance since inception.
Seasonality
We experience seasonal fluctuations in our business as a result of consumer spending patterns which we expect to mimic the seasonality of our general business in the near term. Historically, our origination volume has been the strongest during the second and third quarters due to increases in home improvements and our origination volume is at its lowest during the first and fourth quarters. Adverse events that occur during our second and third quarters could have a disproportionate effect on our financial results for the fiscal year.
Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during the three and nine months ended September 30, 2025 and 2024. However, there can be no assurance that our results of operations will not be materially impacted by inflation in the future.

Loan Characteristics
The following table sets forth the LOS Volume and the weighted-average characteristics of loans we originated or purchased for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
HELOC Loans(1)
Partner-branded
Loan Term (in months)	303	328	306	329
Customer Interest Rate	9.2%	10.6%	9.4%	11.0%
Customer FICO Score	755	751	756	752
Loan Balance	$93	$92	$92	$92
Figure-branded
Loan Term (in months)	293	295	294	290
Customer Interest Rate	9.0%	10.5%	9.3%	10.7%
Customer FICO Score	747	738	748	738
Loan Balance	$90	$72	$88	$69
(1)HELOC loans subject to monthly, amortizing borrower payments and may be prepaid and redrawn within a limited period of time. Personal, mortgage, and other loans are not considered significant.
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of our company and our subsidiaries. Our subsidiaries are entities in which our company holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. For the purposes of the Condensed Consolidated Financial Statements, the basis of presentation of such subsidiaries is GAAP. All intercompany accounts and transactions have been eliminated.
As detailed in Note 1 of the Condensed Consolidated Financial Statements, the Recombination that was effective on August 29, 2025 recombined FTI and FMH through a series of transactions into a single operating entity. Prior to the Recombination, the Company operated and managed its business through FTI and FMH, including their respective subsidiaries, as two distinct legal entities and disclosed operating segments based on each legal entity.
Following the Recombination, the Company operates as a single operating and reportable segment. The legacy executive management teams have been consolidated into one executive team, and the Company’s CODM is its Chief Executive Officer. Accordingly, the Condensed Consolidated Financial Statements have been retrospectively recast to reflect the results as if FTI and FMH were a single consolidated entity as of the earliest period presented. See Notes 1 and 2 of the accompanying Condensed Consolidated Financial Statements for more information.
This change did not impact on our consolidated financial position, results of operations, cash flows, or stockholders’ equity. Prior period segment disclosures have been recast to conform to the current period presentation.
Components of Results of Operation
Net Revenue
Our net revenue is primarily derived from ecosystem and technology fees, loan originations and sales, including interest income earned thereon, and loan servicing.
Ecosystem and Technology Fees
Through our Partner-branded channel, we earn volume-based technology and processing fees, based on the principal balance of each loan originated on our LOS and the principal balance of loans transacted on Figure Connect. Such fees arise from contracts entered into with partners to provide access to a cloud-based lending marketplace platform that is developed by us. Our platform enables partners, who are retail and wholesale lenders, to originate loans branded under the partners’ name, by having access to a suite of services such as submission of loan applications, verifying information provided within submitted applications, risk underwriting, delivery of electronic loan offers, and electronic loan documentation signed by the borrower.
We also earn a fee for arranging and facilitating the securitization of HELOCs based on the outstanding principal balance of the transferred HELOCs, which is fully earned on the securitization closing date. Program fees are paid by the trust as the fees are earned and paid upon closing.
Origination Fees
Origination fees consist of the fees that we earn from originating loans upon the customer’s initial loan draw. Origination fees include loan origination fees and other fees collected from the customer at the time a loan is funded. Origination fees are currently calculated as a percentage of the customer’s initial loan balance and are recognized as revenue at a specified point in time, once a customer’s loan application has been approved, a credit decision has been reached, and the loan has been funded and processed. These fees are earned through both our Figure-branded channel as well as our Partner-branded channel through wholesale brokers.
Servicing Fees and Other Revenue
Servicing fees and other revenue consist of the fees that we earn from managing loan portfolios on behalf of the owners of those portfolios. Servicing fees are calculated based on a contractual percentage of the outstanding principal under servicing arrangements and are charged monthly pursuant to our servicing agreements for activities we perform throughout the loan term, including collection, processing and reconciliations of payments received, investor reporting, and customer support. We act as servicer for the majority of the loans facilitated through our platform.
Gain on Sale of Loans
Gain on sale of loans consists of the net proceeds from the difference between the proceeds received at the sale of loans to third-party buyers, and the unpaid principal balance of such loans, including adjustments for changes in fair value for loans sold during the period. These realized and unrealized gains or losses and fair value adjustments are recognized through both our Figure-branded and Partner-branded channels based on the fair value of the loan originated by us, or purchased from partners, generally represented by the consideration paid relative to the loans’ estimated fair value at each quarter end or consideration received upon sale.
We have elected the fair value option for both the Figure-branded loans we originate as well as the Partner-branded loans we purchase from our partners that we hold for sale. Loans held for sale consist of loans we intend to sell, including HELOCs, personal loan products, and mortgage loans we previously originated or purchased. HELOCs and mortgage loans are secured by first or junior liens on customers’ real property. Any changes in fair value relating to loans held for sale are included in our results of operations as net fair value adjustments.
Interest Income
We earn interest income primarily from three sources:
•Loans — We accrue interest income on loans we hold based on the unpaid principal balance (“UPB”) outstanding at contractual interest rates. We place loans on nonaccrual status when they become 90 days past due (30 days past due for collateralized personal loans) or when we doubt full recovery of interest and principal. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. When a loan is placed on nonaccrual status, the accrued and unpaid interest is reversed as a reduction of interest income and accrued interest receivable. Interest income is subsequently recognized only to the extent cash payments are received or when the loan has been placed back in accrual status. Loans are restored to accrual status when the loan becomes current and we expect repayment of the remaining contractual principal and interest. We also recognize cash received on non-accrual loans as interest income after all contractual principal is repaid.
•Marketable Securities — We recognize interest income on the debt securities we hold where we expect to collect all contractual cash flows, and the debt security cannot be contractually prepaid in such a way that we would not recover substantially all of our recorded investment, based on the stated coupon rate and the outstanding principal amount of the debt security. We recognize interest income on beneficial interests based on the investment’s accretable yield, which represents the difference between the expected undiscounted cash flows and the carrying value of the investment. We recognize the accretable yield as interest income on a prospective level yield basis over the life of the expected cash flows. Changes in the amount or timing of actual or expected cash flows may change the accretable yield, and we adjust interest income recognized in future periods using a recalculated level yield applied to the then-current carrying value. Increases (decreases) in the amount of cash flows or acceleration (deceleration) of cash flows, in isolation, generally increase (decrease) the interest income recognized in future periods.
•YLDS — We accrue interest income monthly for cash equivalents held by Figure Certificate Corp. for which we pay SOFR less 50 basis points to certificates held in the form of YLDS.
•Cash and Cash Equivalents — We accrue interest income monthly for cash held at depository institutions and investments in short-term instruments such as money-market funds.
Gain on Servicing Asset
We routinely sell HELOCs, and in the past we have also sold personal loans, mortgage loans and Figure Pay credit loans, with servicing rights retained. During the three and nine months ended September 30, 2025, HELOCs comprised over 98% and 99% of our total loan originations, respectively. Figure Pay credit loans are short duration, installment loans that consumers can use at their discretion. Loan servicing activities include account maintenance, collections, processing payments from customers, and distributions to third-party loan owners. During each reporting period, a servicing asset is recognized when the benefits of servicing are determined to be greater than adequate compensation for the servicing activities that we perform, and conversely, a servicing liability is recognized if the benefits of servicing are determined to be less than adequate compensation for the servicing activities that we perform. We carry servicing assets at fair value. Any changes in the fair value are included in our results of operations as net fair value adjustments. These gains are recognized through both our Figure-branded and Partner-branded channels.
Operating Expenses
Operating expenses consist of general and administrative, technology and product development, operations and processing, sales and marketing and interest expenses.
General and Administrative
General and administrative expenses primarily consist of payroll and other personnel-related costs, including stock-based compensation, legal and compliance, finance and accounting, human resources and facilities teams, professional services fees, facilities, and travel expenses. We expect general and administrative expenses to increase in the near-term as we continue to grow our business as well as a result of our transition to being a public reporting company.
Technology and Product Development
Technology and product development expenses primarily consist of payroll and other personnel-related costs, including stock-based compensation, for our product, engineering, and design team, which is responsible for maintenance, bug fixes and software updates among others, as well as the costs of systems and tools used by these personnel. We expect technology and product development expenses to increase as we continue to grow our business and expand our product, engineering, and design teams as we continue to enhance and expand our technology and product offerings.
Operations and Processing
Operations and processing expenses primarily consist of payroll and other personnel-related costs, including stock-based compensation for personnel engaged in onboarding, loan servicing, customer support and other related operational teams. These expenses also include the costs of third-party systems and tools we use as part of the loan origination process, including information verification, fraud detection, and payment processing activities. We expect operations and processing expenses to increase as we continue to grow our business and expand our product offerings.
Sales and Marketing
Sales and marketing expenses primarily consist of costs incurred across various advertising channels, including expenses associated with advertising campaigns, and building overall brand awareness. Sales and marketing expenses also include payroll and other personnel-related costs, including stock-based compensation expense, for our sales and marketing personnel.
Interest Expense
Interest expense consists of the costs we incur on our borrowings, amortization of fees, and other costs associated with our debt obligations.

Other Expense
We have contractual agreements with loan buyers to repurchase loans under certain circumstances, including in the event of borrower delinquencies within the first 30 to 90 days of loan origination. We record a loss on those loans based on the fair value at the date on which we identify the repurchase obligation.
Other income, net
Other income, net includes unrealized and realized gains (losses) resulting from transactions of certain digital assets, litigation settlements, adjustments to non-equity method investments, foreign exchange rate gains (losses) and other non-income based state and local taxes.
Results of Operations
Consolidated Statements of Operations
The following table sets forth our Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%	2025	2024	$	%
Net Revenue
Ecosystem and technology fees	$35,691	$7,323	$28,368	387.4%	$79,445	$19,830	$59,615	300.6%
Servicing fees	7,882	6,483	1,399	21.6	22,537	18,389	4,148	22.6
Interest income	17,864	12,772	5,092	39.9	50,502	32,475	18,027	55.5
Origination fees	21,415	18,940	2,475	13.1	50,142	51,244	(1,102)	(2.2)
Gain on sale of loans, net	63,561	57,434	6,127	10.7	131,896	116,069	15,827	13.6
Gain (loss) on servicing asset, net	9,332	(2,057)	11,389	n.m.	11,502	18,580	(7,078)	(38.1)
Other revenue	620	112	508	453.6	928	443	485	109.5
Total net revenue	156,365	101,007	55,358	54.8	346,952	257,030	89,922	35.0
Expenses
General and administrative	36,366	15,890	20,476	128.9%	71,603	78,428	(6,825)	(8.7)%
Technology and product development	15,915	16,080	(165)	(1.0)%	49,349	46,407	2,942	6.3%
Operations and processing	18,217	11,333	6,884	60.7%	45,342	33,275	12,067	36.3%
Sales and marketing	22,144	15,031	7,113	47.3%	54,077	40,979	13,098	32.0%
Interest expense	12,450	14,761	(2,311)	(15.7)%	35,798	41,951	(6,153)	(14.7)%
Other (income) expense	(1,445)	1,775	(3,220)	n.m.	2,268	5,951	(3,683)	(61.9)%
Total expenses	103,647	74,870	28,777	38.4%	258,437	246,991	11,446	4.6%
Operating income	52,718	26,137	26,581	101.7%	88,515	10,039	78,476	781.7%
Other income, net
Other income, net	5,641	2,543	3,098	121.8%	3,812	5,775	(1,963)	(34.0)%
Total other income, net	5,641	2,543	3,098	121.8%	3,812	5,775	(1,963)	(34.0)%
Income before income taxes	58,359	28,680	29,679	103.5%	92,327	15,814	76,513	483.8%
Income tax provision	(31,463)	1,253	(32,716)	n.m.	(26,876)	1,788	(28,664)	n.m.
Net income	89,822	27,427	62,395	227.5%	119,203	14,026	105,177	749.9%
Net income attributable to noncontrolling interests in consolidated subsidiaries	246	88	158	179.5%	505	2,288	(1,783)	(77.9)%
Net income attributable to Figure Technology Solutions, Inc.	$89,576	$27,339	$62,237	227.6%	$118,698	$11,738	$106,960	911.2%
Net Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%	2025	2024	$	%
Technology offering fees	$15,548	$5,179	$10,369	200.2%	$35,195	$15,332	$19,863	129.6%
Ecosystem fees	16,248	—	16,248	n.m.	35,501	—	35,501	n.m.
Program fees	3,895	2,144	1,751	81.7	8,749	4,498	4,251	94.5
Total ecosystem and technology fees	$35,691	$7,323	$28,368	387.4%	$79,445	$19,830	$59,615	300.6%

Ecosystem and technology fees
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Ecosystem and technology fees increased $28.4 million, or 387.4%, primarily due to a $26.6 million increase in ecosystem and technology offering fees due to the growth in loan volume transacted on our Connect platform. Additionally, there was a $1.8 million increase in program fees due to a $505.1 million increase in the volume of securitizations for which we earn program fees.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Ecosystem and technology fees increased $59.6 million, or 300.6%, primarily due to a $55.4 million increase in ecosystem and technology fees due to the growth in loan volume transacted on our Connect platform. Additionally, there was a $4.3 million increase in program fees due to a $871.5 million increase in the volume of securitizations for which we earn program fees.
Servicing fees
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Servicing fees increased $1.4 million, or 21.6%, which corresponds to a $4.0 billion, or 55%, increase in the servicing portfolio unpaid principal HELOC loan balance of $11.3 billion serviced at September 30, 2025, compared to $7.3 billion at September 30, 2024, partially offset by a decrease of 5 basis points in the weighted average servicing fee rate from 35 basis points to 30 basis points.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Servicing fees increased $4.1 million, or 22.6%, which corresponds to a $4.0 billion, or 55%, increase in the servicing portfolio unpaid principal HELOC loan balance of $11.3 billion serviced at September 30, 2025, compared to $7.3 billion at September 30, 2024, partially offset by a decrease of 6 basis points in the weighted average servicing fee rate from 37 basis points to 31 basis points.
Interest income
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Interest income increased $5.1 million, or 39.9%, when comparing the three months ended September 30, 2025 to the three months ended September 30, 2024, primarily due to a $1.9 million increase in interest earned on marketable securities held as we have progressively securitized loans on our platform and retained certain interests therein, in addition to a $1.0 million increase in interest earned on HELOC and personal loans we hold as we have originated or purchased progressively more loans and a $1.9 million increase in interest earned on cash balances.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Interest income increased $18.0 million, or 55.5%, when comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024, primarily due to an $8.1 million increase in interest earned on marketable securities held as we have progressively securitized loans on our platform and retained certain interests, in addition to a $5.6 million increase in interest earned on HELOC and personal loans we hold as we have originated or purchased progressively more loans and a $3.8 million increase in interest earned on cash balances.
Origination fees
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Net origination fees increased $2.5 million or 13.1%, primarily due to a $115.2 million increase, or 23.7%, in Figure-branded volume, for which we earn higher origination fees relative to Partner-branded origination fees. This was partially offset by a decrease in the weighted average origination rate we generated on our Figure-branded volume.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Net origination fees decreased $1.1 million or 2.2%, primarily due to a $1.3 million decrease in Figure-branded origination fees which was primarily due to a decrease in the weighted average origination fee rate on Figure-branded volume over the period.

Gain on sale of loans, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%	2025	2024	$	%
Realized gain (loss)
Whole loan sales	$51,720	$28,156	$23,564	83.7%	$99,513	$65,458	$34,055	52.0%
Securitized loans	8,266	13,257	(4,991)	(37.6)	27,720	18,738	8,982	47.9
Derivatives	(2,447)	—	(2,447)	n.m.	(5,766)	—	(5,766)	n.m.
	$57,539	$41,413	$16,126	38.9	$121,467	$84,196	$37,271	44.3
Unrealized gain (loss)
Loans	2,349	15,147	(12,798)	(84.5)	7,573	29,303	(21,730)	(74.2)
Marketable securities	943	874	69	7.9	3,174	2,570	604	23.5
Derivatives	2,730	—	2,730	n.m.	(318)	—	(318)	n.m.
	$6,022	$16,021	$(9,999)	(62.4)	$10,429	$31,873	$(21,444)	(67.3)
	$63,561	$57,434	$6,127	10.7	$131,896	$116,069	$15,827	13.6
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
The gain on sale of loans we earned increased $6.1 million, or 10.7%, as a result of an increase of $18.6 million in realized gains on whole loan sales and securitizations resulting from an increase in the UPB sold from $1.1 billion to $1.7 billion for the three months ended September 30, 2024 and 2025, respectively. Changes in unrealized gains were primarily due to a $12.8 million decrease in the fair value of loans not yet sold as a result of less HELOC loans held in our portfolio for the three months ended September 30, 2025. We recognized a realized loss on derivatives of $2.4 million and an unrealized gain on derivatives of $2.7 million during the three months ended September 30, 2025, while we did not have any derivatives during the three months ended September 30, 2024.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
The gain on sale of loans we earned increased $15.8 million, or 13.6%, as a result of an increase of $43.0 million in the realized gains on securitizations resulting from a 0.5% increase in the weighted average price of loans sold, in addition to an increase in the UPB sold from $3.3 billion to $4.1 billion for the nine months ended September 30, 2024 and 2025, respectively. Changes in unrealized gains were primarily due to a $21.7 million decrease in the fair value of loans not yet sold as a result of less HELOC loans held in our portfolio for the nine months ended September 30, 2025. We recognized realized and unrealized losses on derivatives of $5.8 million and $0.3 million, respectively, during the nine months ended September 30, 2025, while we did not have any derivatives during the nine months ended September 30, 2024.
Gain (loss) on servicing asset, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%	2025	2024	$	%
Additions	$16,822	$11,833	$4,989	42.2%	$41,903	$37,845	$4,058	10.7%
Realization of cash flows	(7,821)	(4,863)	(2,958)	60.8	(20,180)	(13,749)	(6,431)	46.8
Change in valuation inputs and assumptions	331	(9,027)	9,358	n.m.	(10,220)	(5,516)	(4,704)	85.3
	$9,332	$(2,057)	$11,389	n.m.	$11,503	$18,580	$(7,077)	(38.1)
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
The gain on servicing asset, net increased $11.4 million resulting from an increase in the UPB of loans sold from $1.1 billion to $1.7 billion increasing the servicing portfolio and generating an incremental $5.0 million of servicing assets versus the prior period. Additionally, there were net positive changes in valuation inputs and assumptions including lower conditional prepayment rates and constant default rates during the three months ended September 30, 2025. Conversely, for the three months ended September 30, 2024 there were negative changes in valuation inputs and assumptions including increased conditional prepayment rates and constant default rates. These increases are offset by higher realizations of cash flows of $3.0 million due to an expanded servicing portfolio that increased $3.6 billion as of September 30, 2025 compared to September 30, 2024.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
The gain on servicing asset, net decreased $7.1 million, or 38.1%, primarily due to a $6.4 million increase in the realization of cash flows derived from a larger servicing portfolio and a $4.7 million decrease resulting from changes in valuation inputs and assumptions which is primarily a decrease in the weighted average servicing fee rate from 35 to 30 basis points during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2025. The decreases are offset by a $4.1 million increase in new servicing assets retained on the increase of UPB of loans sold from $3.3 billion to $4.1 billion for the nine months ended September 30, 2024 and 2025, respectively, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Other revenue
Components of other revenue did not materially change as fees, and the net assets on which we charge those fees, were consistent during the three and nine months ended September 30, 2025 and 2024.
Figure-branded

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%	2025	2024	$	%
Ecosystem and technology fees	$957	$725	$232	32.0%	$2,077	$1,483	$594	40.1%
Origination fees	19,562	16,589	2,973	17.9	44,334	45,647	(1,313)	(2.9)
Gain on sale of loans, net	22,455	19,270	3,185	16.5	45,849	39,310	6,539	16.6
	$42,974	$36,584	$6,390	17.5	$92,260	$86,440	$5,820	6.7
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Figure-branded origination fees increased $3.0 million, or 17.9%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, as a result of a 24% increase in Figure-branded volume. Figure-branded gain on sale of loans, net increased by $3.2 million, or 16.5%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, also as a result of increased Figure-branded volume.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Figure-branded origination fees decreased by $1.3 million, or 2.9%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, as a result of an 11 basis point decrease in the weighted average origination fee rate. Figure-branded gain on sale of loans, net increased by $6.5 million, or 16.6%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, as a result of an increase in the weighted average price of loans of 16.1%.
Partner-branded

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%	2025	2024	$	%
Ecosystem and technology fees	$34,733	$6,640	$28,093	423.1%	$77,368	$18,347	$59,021	321.7%
Origination fees	1,853	2,351	(498)	(21.2)	5,808	5,597	211	3.8
Gain on sale of loans, net	41,106	38,164	2,942	7.7	86,047	76,759	9,288	12.1
	$77,692	$47,155	$30,537	64.8	$169,223	$100,703	$68,520	68.0
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Partner-branded ecosystem and technology fees increased by $28.1 million, or 423.1%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to a $29.4 million increase in ecosystem and technology offering fees transacted on our Connect platform. Partner-branded origination fees decreased by $0.5 million, or 21.2%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to a 21% decrease in the net fees earned from wholesale brokers within the Partner-branded channel. Partner-branded gain on sale of loans, net increased by $2.9 million, or 7.7%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, as a result of an increase in Partner-branded volume of 94%, partially offset by a decrease in Partner-branded volume not on Connect which earns higher gain on sale of 24%.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Partner-branded ecosystem and technology fees increased by $59.0 million, or 321.7%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 primarily due to a $62.3 million increase in ecosystem and technology offering fees transacted on our Connect platform. Partner-branded origination fees increased by $0.2 million, or 3.8%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to a 3.8% increase in the net fees earned from wholesale brokers within the Partner-branded channel. Partner-branded gain on sale of loans, net increased by $9.3 million, or 12.1%, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, as a result of an increase in Partner-branded volume of 66%, partially offset by a decrease in Partner-branded volume not on Connect which earns higher gain on sale of 25%.
Operating Expenses
General and administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%	2025	2024	$	%
Compensation and benefits	$8,750	$6,005	$2,745	45.7%	$21,808	$15,691	$6,117	39.0%
Equity-based compensation	16,850	3,844	13,006	338.3	20,370	31,874	(11,504)	(36.1)
Professional services	6,011	2,171	3,840	176.9	15,621	10,468	5,153	49.2
Impairment of capitalized software	—	—	—	n.m.	—	8,591	(8,591)	n.m.
Other expenses	4,755	3,870	885	22.9	13,804	11,804	2,000	16.9
	$36,366	$15,890	$20,476	128.9	$71,603	$78,428	$(6,825)	(8.7)
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Our general and administrative expenses increased $20.5 million, or 128.9%, primarily consisting of an increase in equity-based compensation expense of $13.0 million, due to the recognition of stock-based compensation awards that satisfied the liquidity condition in connection with the IPO. The increase is also due to increased compensation and benefits expenses of $2.7 million due to increased headcount as well as one-time bonuses associated with the IPO, and a $3.8 million increase in professional services during the quarter.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Our general and administrative expenses decreased $6.8 million, or 8.7%. This primarily consisted of a decrease in stock-based compensation expense of $11.5 million, due to stock based compensation award modification expense related to the Reorganization in the prior year that did not impact the current year. The decrease is partially offset by increased compensation and benefits expense of $6.1 million due to increased headcount. Further, we wrote off capitalized software costs of $8.6 million during the nine months ended September 30, 2024 that we no longer intended to use for its intended purpose or that became obsolete.
Technology and product development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
($ in thousands)	2025	2024	$	%	2025	2024	$	%
Compensation and benefits	$5,824	$6,303	$(479)	(7.6)%	$19,019	$18,969	$50	0.3%
Equity-based compensation	2,822	3,064	(242)	(7.9)	9,560	6,311	3,249	51.5
Software	2,542	2,660	(118)	(4.4)	7,802	7,314	488	6.7
Amortization	4,301	3,831	470	12.3	12,381	13,255	(874)	(6.6)
Other expenses	426	222	204	91.9	587	558	29	5.2
	$15,915	$16,080	$(165)	(1.0)%	$49,349	$46,407	$2,942	6.3%
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Technology and product development expenses decreased $0.2 million, or 1.0%, primarily due to a $0.5 million decrease in compensation and benefits primarily due to a higher amount of compensation and benefits capitalized in the current period. Equity-based compensation expense decreased $0.2 million primarily related to a decrease in warrants granted to a convertible preferred shareholder in exchange for services. The decrease was partially offset by an increase in amortization of $0.5 million, due to increased capitalized software balances subject to amortization during the three months ended September 30, 2025.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
The $2.9 million, or 6.3%, increase in technology and product development expenses reflects a $3.2 million increase in equity-based compensation expense primarily due to an increase in warrant expense of $3.8 million, offset by a reduction in employee option grants of $0.6 million. This increase is offset by decreased amortization expense of $0.9 million for the nine months ended September 30, 2025 due to lower capitalized software balances subject to amortization during the first six months of 2025.
Operations and processing
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Operations and processing expenses increased $6.9 million, or 60.7%, primarily due to an increase in recording service fees of $4.1 million, an increase of $1.5 million in compensation and benefits expense due to increased headcount of 34.7% and $1.0 million increase in outsourced customer service costs as a result of our use of outsourced customer service starting in June 2024.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Operations and processing expenses increased $12.1 million, or 36.3%, primarily due to an increase in recording service fees of $6.1 million, a $2.8 million increase in professional service fees, and a $2.4 million increase in compensation and benefits expenses due to increased headcount of 17.3%.
Sales and marketing
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Sales and marketing expenses increased $7.1 million, or 47.3%, primarily due to a $5.7 million increase in product advertising costs, as well as an $0.8 million increase in compensation and benefits due to an increase in headcount of 37.2%.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Sales and marketing expenses increased $13.1 million, or 32.0%, primarily due to an $8.6 million increase in product advertising costs, as well as a $2.9 million increase in compensation and benefits due to an increase in headcount of 45.5%.
Interest expense
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Interest expense decreased $2.3 million, or 15.7%, primarily due to a $2.2 million decrease related to the change in average SOFR rates on warehouse facilities and reduced exit fees paid to warehouse facilities of $2.6 million. These decreases were partially offset by an increase in retained interest financing of $1.8 million.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Interest expense decreased $6.2 million, or 14.7%, primarily due to a $11.6 million decrease in exit fees paid to warehouse facilities, and a $3.5 million decrease related to the change in average SOFR rates on warehouse facilities. Those impacts are offset by a $5.5 million increase in retained interest financing costs due to securitization volume, and a $3.6 million increase in interest expense related to the MSR facility that we entered into during the second half of 2024.
Other income, net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Change in fair value of digital assets held for sale	$2,645	$673	$1,972	293.0%	$(3,073)	$5,889	$(8,962)	n.m.
Digital asset impairment	—	—	—	n.m.	—	(5,851)	5,851	n.m.
Change in value of fund investment	1,098	985	113	11.5	(475)	2,099	(2,574)	n.m.
Staking rewards and realized gains	2,129	358	1,771	494.7	6,747	358	6,389	1784.6
Other	(231)	527	(758)	n.m.	613	3,280	(2,667)	(81.3)
	$5,641	$2,543	$3,098	121.8	$3,812	$5,775	$(1,963)	(34.0)

Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Other income, net increased $3.1 million, primarily driven by a $2.0 million increase due to the change in fair value of digital assets during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to the change in fair value of Solana tokens in the three months ended September 30, 2025 relative to the three months ended September 30, 2024, and a $0.1 million increase in other income primarily due to the change in ratable value of the related fund. Additionally, there was an increase of $1.8 million in staking rewards and gain on sales of digital assets that we earned thereon, compared to the three months ended September 30, 2024.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Other income, net decreased $2.0 million, primarily driven by a $9.0 million decrease in the change in fair value of Solana tokens, as well as a $2.6 million decrease in the ratable value of the related fund for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. These were offset by an impairment of $5.9 million of HASH held for sale during the nine months ended September 30, 2024 due to a decline in the observable fair value of HASH transacted at the time of the Reorganization, that did not occur in the nine months ended September 30, 2025, and a $6.4 million increase in staking rewards and gain on sale of digital assets that we earned during the nine months ended September 30, 2025, whereas we did not earn as much staking rewards during the nine months ended September 30, 2024.
Income Tax Provision
Three months ended September 30, 2025 compared to the three months ended September 30, 2024
Income tax expense decreased by $32.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The provision for income taxes includes U.S. federal, state and local taxes. The effective tax rate for the three months ended September 30, 2025 was approximately (53.9)%, compared to 4.4% for the three months ended September 30, 2024. The effective tax rate differed from the U.S. federal statutory rate of 21.0% for the three months ended September 30, 2025 primarily due to a discrete benefit arising from the Company’s reassessment of deferred tax asset realizability following the Recombination. The effective tax rate differed from the U.S. federal statutory rate for the three months ended September 30, 2024 of 21.0% primarily due to utilization of net operating losses and tax credits related to our research and development activities.
Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024
Income tax expense decreased by $28.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The provision for income taxes includes U.S. federal, state and local taxes. The effective tax rate for the nine months ended September 30, 2025 was approximately (29.1)%, compared to 11.3% for the nine months ended September 30, 2024. The effective tax rate differed from the U.S. federal statutory rate of 21.0% for the nine months ended September 30, 2025 primarily due to a discrete benefit arising from the Company’s reassessment of deferred tax asset realizability following the Recombination. The effective tax rate differed from the U.S. federal statutory rate for the three months ended September 30, 2024 of 21.0% primarily due to utilization of net operating losses and tax credits related to our research and development activities.
Noncontrolling Interests in Consolidated Subsidiaries
Third-party investors hold interests in entities that we consolidate, and to whom we allocate the net income or loss of those entities. During the three and nine months ended September 30, 2025 and 2024, we allocated aggregate net income or loss to those third-party investors.
Changes in Financial Position
The following table sets forth a summary of selected line items from our Condensed Consolidated Balance Sheets for the periods indicated, and the changes between such periods. These selected line items have been prepared on the same basis as our Condensed Consolidated Financial Statements. In the opinion of management, the financial information set forth in the table below reflects all normal recurring adjustments necessary for the fair statement of changes in the selected line items for these periods. The following selected line items should be read together with our consolidated financial statements and related notes.

	September 30, 2025	December 31, 2024	$ Change	% Change
Assets
Current assets:
Cash and cash equivalents	$1,097,123	$287,256	$809,867	281.9%
Restricted cash	64,590	57,777	6,813	11.8
Loans held for sale, at fair value	389,032	395,922	(6,890)	(1.7)
Digital assets	102,913	77,862	25,051	32.2
Accounts receivable, net	46,238	20,998	25,240	120.2
Loan servicing asset, at fair value	100,000	88,497	11,503	13.0
Marketable securities, at fair value	239,694	163,489	76,205	46.6
Digital assets, non-current	7,272	9,704	(2,432)	(25.1)
Liabilities
Current liabilities:
Payables to third-party loan owners	336,547	212,619	123,928	58.3
Debt, current	268,923	305,294	(36,371)	(11.9)
Other current liabilities	117,385	70,401	46,984	66.7
Debt, non-current	197,827	167,882	29,945	17.8
Assets
Cash, cash equivalents and restricted cash
Cash and cash equivalents increased by $809.9 million, or 281.9%, as of September 30, 2025, compared to December 31, 2024, and restricted cash increased $6.8 million, or 11.8%. Refer to “—Liquidity and Capital Resources—Cash Flows” for the drivers in the change of cash, cash equivalents and restricted cash provided by operating, investing and financing activities during the period.
Loans held for sale, at fair value
Loans held for sale, at fair value decreased by $6.9 million, or 1.7%, as of September 30, 2025, compared to December 31, 2024, primarily due to originations of $2.6 billion and purchases of $2.2 billion offset by loan sales of $4.5 billion and principal payments of $324.6 million. We generally hold loans for a short period of time and the timing of loan sales and securitizations may impact the amounts carried at each period-end. Typically, the loan volumes we experience include seasonal variation that impact the growth of loans on our balance sheet during a fiscal year. Additionally, we anticipate activity on our Connect platform to grow, which may reduce the quantity of loans that we carry on our balance sheet over time.
Digital assets, current and non-current
Digital assets, current and non-current, increased $22.6 million, or 25.8%, as of September 30, 2025, compared to December 31, 2024, which represents the change in digital assets we hold for sale and the gross change of digital assets we hold as collateral. We recognize offsetting liabilities and changes thereon for digital assets held as collateral and do not record any net assets, gains, or losses thereon unless we are unable to liquidate collateral timely and are otherwise unable to collect amounts owed. We have not experienced any such losses to date.
Digital assets held as collateral, gross of offsetting liabilities, increased $20.6 million during the nine months ended September 30, 2025, due to an increase of $25.8 million in both the quantity and price of Bitcoin holdings, partially offset by a $5.2 million decrease in both the quantity and price of Ethereum holdings.
Digital assets held for sale increased $2.0 million during the nine months ended September 30, 2025 primarily due to an increase in USDT held of $1.0 million and an increase in USDC held of $1.7 million. These increases were partially offset by a $0.3 million decrease in the value of Solana tokens held and a $0.3 million decrease in other digital assets due to changes in fair value. Non-current digital assets consist of locked Solana tokens that will unlock on a predefined schedule.
See Note 3 in the Condensed Consolidated Financial Statements for further discussion on digital assets.
Accounts receivable, net

Accounts receivable, net increased $25.2 million, or 120.2%, as of September 30, 2025 compared to December 31, 2024, primarily driven by overall increased Figure Connect volumes. Management continues to monitor customer credit exposure and collection trends.
Loan servicing asset, at fair value
Loan servicing asset, at fair value, increased $11.5 million, or 13.0%, as of September 30, 2025 compared to December 31, 2024, reflecting a $41.9 million increase, or 11%, in the unpaid principal balance of loans serviced during the nine months ended September 30, 2025, partially offset by a $20.2 million decrease in servicing fee collections and a $10.2 million reduction in the estimated fair value of servicing assets held based upon lower servicing rate assumptions. See Note 4 in the Condensed Consolidated Financial Statements for further discussion on loan servicing assets.
Marketable securities, at fair value
Marketable securities, at fair value increased $76.2 million, or 46.6%, as of September 30, 2025, compared to December 31, 2024, primarily due to new securitizations that closed during the period in which the Company generally retained 5% of the total fair value contributed into securitizations, in the form of marketable securities. The newly retained marketable securities are partially offset by the scheduled paydown of existing marketable securities.
Liabilities
Payables to third-party loan owners
Payables to third-party loan owners increased $123.9 million, or 58.3%, as of September 30, 2025, compared to December 31, 2024, primarily due to a net increase in scheduled loan collections from a corresponding $3.2 billion, or 40%, increase in the unpaid principal balance of loans within our servicing portfolio.
Debt, current and non-current
Debt, current decreased by $36.4 million or 11.9%, primarily due to the 13.2% decrease in HELOC loans held for sale, at fair value as a result of loan sales outpacing originations. Debt, non-current increased by $29.9 million, or 17.8%, primarily due to the increase in retained interests primarily as a result of new securitizations that closed during the quarter.
Other current liabilities
Other current liabilities increased $47.0 million, or 66.7%, as of September 30, 2025 compared to December 31, 2024, primarily driven by a $36.8 million, or 52.2%, increase due to Kickstart loan purchases from partners. Additionally, crypto collateral held increased $20.6 million, or 31.9%, due to an increase in the fair value of the crypto assets.
Liquidity and Capital Resources
Sources and Uses of Funds
We maintain a capital-efficient model by utilizing a diverse set of funding sources. When we originate a loan directly or purchase a loan originated by our origination partners, we often utilize warehouse credit facilities with certain lenders to finance our lending activities or loan purchases. We sell the loans we originate or purchase from our origination partners to whole loan buyers and securitization investors, and earn servicing fees from continuing to act as the servicer on the loans. We proactively manage the allocation of loans on our platform across various funding channels based on several factors including, but not limited to, internal risk limits and policies, capital market conditions and channel economics. Our excess funding capacity and long-term relationships with a diverse group of existing funding partners help provide flexibility as we optimize our funding to support the growth in loan volume. For those loans sold through Figure Connect, we also collect fees as a source of funds. Our principal sources of liquidity are cash and cash equivalents, digital assets, available for sale securities, available capacity from warehouse and revolving credit facilities, securitization trusts, forward flow loan sale arrangements, and cash flows from our operations.
On September 12, 2025, we closed our IPO of our Class A common stock. The total net proceeds received were approximately $663.4 million after deducting underwriting discounts and commissions, and before offering expenses payable by us. We intend to use the net proceeds for general corporate purposes, including working capital, operating expenses, and capital expenditures. Additionally, we may use a portion of the net proceeds to acquire or invest in businesses, products, services, or technologies.

As of September 30, 2025, we had $1.1 billion in cash and cash equivalents, $64.6 million in restricted cash, $25.2 million in digital assets held for sale at fair value, excluding digital assets held as collateral, and approximately $1.4 billion in available funding debt capacity, excluding purchase commitments from third-party loan buyers. As of December 31, 2024, we had $287.3 million in cash and cash equivalents, $57.8 million in restricted cash, $23.1 million in digital assets held for sale at fair value, excluding digital assets held as collateral, and $1.7 billion in available funding debt capacity, excluding purchase commitments from third-party loan buyers. We believe our principal sources of liquidity are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months.
Other Funding Sources
In connection with asset-backed securitizations, we sponsor and establish trusts (deemed to be variable interest entities (“VIEs”)) to ultimately purchase loans facilitated by our platform. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. We consolidate securitization VIEs when we are deemed to be the primary beneficiary and therefore have the power to direct the activities that most significantly affect the VIEs’ economic performance and a variable interest that could potentially be significant to the VIE. Where we consolidate the securitization trusts, if any, the loans held in the securitization trusts are included in loans held for investment, and the notes sold to third-party investors are recorded in notes issued by securitization trusts in the consolidated balance sheets. We did not consolidate any securitization VIEs at September 30, 2025 or December 31, 2024. Refer to Note 9 in the notes to the consolidated financial statements for further details.
Debt Obligations
Warehouse Credit Facilities
We fund substantially all of the loans we close on a short-term basis primarily through our warehouse credit facilities and from our operations. Loan production activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse credit facilities. Our borrowings are in turn generally repaid with the proceeds we receive from loan sales. We maintain warehouse credit facilities with separate third-party lenders through FL LLC, Figure REIT, Inc., Figure Markets Credit LLC, and their subsidiaries. Our warehouse credit facilities are primarily in the form of master repurchase agreements and loan participation agreements. Loans financed under these facilities are generally financed at approximately 80% to 100% of the principal balance of the loan (although certain types of loans are financed at lower percentages of the principal balance of the loan). Loans financed at less than 100% of the principal balance require us to fund the balance from cash generated from our operations. Once closed, the underlying loan that is held for sale is pledged as collateral for the borrowing or advance that was made under our warehouse credit facilities. In most cases, the loans will remain in one of the warehouse credit facilities for only a short time, generally less than one month, until the loans are sold. During the time the loans are held for sale, we earn interest income from the customer on the underlying loan. This income is partially offset by the interest and fees we pay due to borrowings from the warehouse credit facilities.
Borrowing capacity of committed debt facilities as of September 30, 2025 include the following:

	September 30, 2025
	Final Stated Maturity	Borrowing Capacity	Balance Outstanding	Available Financing
Funding Debt
Warehouse Facility 1	July 2025	$—	$—	$—
Warehouse Facility 2	May 2026	150,000	21,270	128,730
Warehouse Facility 3	October 2025	100,000	—	100,000
Warehouse Facility 4	January 2026	335,300	59,647	275,653
REIT Warehouse	December 2026	200,000	42,106	157,894
Warehouse Facility 6	May 2026	250,000	—	250,000
Warehouse Facility 7	August 2025	—	—	—
Warehouse Facility 8	n.a.	—	—	—
Warehouse Facility 9	March 2025	—	—	—
Warehouse Facility 10	April 2026	300,000	17,637	282,363
Warehouse Facility 11	June 2027	200,000	60,946	139,054
Digital Asset Loan Facility	October 2026	30,000	9,893	20,107

MSR Financing
Lender 1	June 2026	40,000	40,000	—

Financed Retained Interests
Retained Interest Facility	Various	250,000	199,129	50,871
		$1,855,300	$450,628	$1,404,672
Warehouse Facility 8 matured in December 2024, and Warehouse Facilities 1, 3, 7, and 9 matured in 2025. In April 2025, we entered into Warehouse Facility 10 and the Digital Asset Loan Facility, both of which mature in 2026. We also entered into Warehouse Facility 11 in June 2025 that matures in June 2027, and Warehouse Facility 2 was extended to May 2026. In August 2025, we extended the term of the REIT Warehouse to December 2026. Refer to Note 6 in the Condensed Consolidated Financial Statements for further details.
Other than as noted above, our warehouse credit facilities bear floating interest rates, are payable on a monthly basis, and contain certain financial covenants, such as minimum tangible net worth, minimum liquidity, maximum leverage ratios, required range of net income or loss during specified periods, and periodic financial reporting requirements. Failure to comply with these covenants may result in an acceleration of payment on outstanding principal and accrued interest. As of September 30, 2025 and December 31, 2024 we were in compliance with the applicable covenants under each of our warehouse credit facilities. Our future capital requirements will depend on many factors, including, but not limited to, our continued access to debt facilities on terms that are favorable to us, our growth, our ability to attract and retain customers, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. From time to time, we may explore additional financing sources and means to lower our cost of capital, which could include equity, equity-linked, and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted.

Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Net cash provided by (used in) operating activities	$49,297	$(214,365)
Net cash used in investing activities	(20,827)	(30,968)
Net cash provided by financing activities	788,210	370,841
Net Cash from Operating Activities
Net cash provided by operating activities was $49.3 million for the nine months ended September 30, 2025, which consisted of net income of $119.2 million, an increase in working capital adjustments of $24.3 million, and a decrease in non-cash adjustments of $94.2 million. The working capital adjustments were driven by proceeds from loan sales, net of repurchases of $4.6 billion, partially offset by originations of loans held for sale of $2.6 billion and purchases of loans held for sale of $4.6 billion. Additionally, working capital was impacted by an increase in principal payments on loans held for sale of $324.6 million. The decrease in non-cash adjustments was primarily driven by gain on sale of loans of $126.1 million, and gains on servicing assets, net, of $11.5 million, partially offset by $22.7 million in stock based compensation, and $12.4 million related to amortization of internally developed software.
Net cash used in operating activities was $214.4 million for the nine months ended September 30, 2024, which consisted of net income of $14.0 million, offset by a decrease in working capital adjustments of $159.9 million, and a decrease in non-cash adjustments of $68.5 million. The working capital adjustments were driven by originations of loans held for sale of $2.4 billion and purchases of loans held for sale of $1.6 billion, partially offset by proceeds from loan sales, net of repurchases of $3.6 billion. Additionally, working capital was positively impacted by an increase in principal payments on loans held for sale of $334.8 million, and negatively impacted by purchases of marketable securities of $81.6 million. The decrease in non-cash adjustments was primarily driven by gain on sale of loans of $116.1 million, and gains on servicing assets, net, of $18.6 million, partially offset by $34.5 million in stock based compensation, $13.3 million related to amortization of internally developed software, and $8.6 million related to impairment of internally developed software costs.
Net Cash from Investing Activities
Net cash used in investing activities was $20.8 million for the nine months ended September 30, 2025, primarily due to $9.9 million in purchases of digital assets, partially offset by $12.6 million of proceeds from digital asset sales. Additionally, investing activities included $16.1 million in capitalization of internally developed software costs.
Net cash used in investing activities was $31.0 million for the nine months ended September 30, 2024, primarily due to $25.8 million in purchases of digital assets, partially offset by $10.8 million of proceeds from digital asset sales. Additionally, investing activities included $12.5 million in capitalization of internally developed software costs.
Net Cash from Financing Activities
Net cash provided by financing activities was $788.2 million for the nine months ended September 30, 2025, during which we received proceeds from debt of $4.2 billion, partially offset by $4.2 billion related to principal payments on debt. Additionally, we raised $663.4 million from the issuance of common stock in connection with the IPO, net of offering costs. Additionally, financing activities were impacted by an increase of $123.1 million related to proceeds from servicing activity on behalf of third-party loan owners.
Net cash provided by financing activities was $370.8 million for the nine months ended September 30, 2024, during which we received proceeds from debt of $3.5 billion, partially offset by $3.2 billion related to principal payments on debt. Additionally, financing activities were impacted by an increase of $60.4 million related to proceeds from servicing activity on behalf of third-party loan owners, and $71.8 million in proceeds from the issuance of preferred stock.
Other Changes in Financial Position
Noncontrolling interest was $8.7 million at September 30, 2025, an increase of $0.5 million from December 31, 2024, primarily due to an increase in net income attributable to the noncontrolling interest.

Other Factors Affecting Liquidity and Capital Resources
Operating Lease Obligations
Our operating lease obligations consist of our lease of real property from third parties under noncancellable operating leases, including the lease of its current office spaces. Operating lease expense for our office space was $1.9 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively. Our office leases are scheduled to expire between 2025 and 2031.
Available Liquidity and Capital Resources
As of September 30, 2025, our cash, cash equivalents, and restricted cash was $1.2 billion, which included $326.9 million of cash held for the benefit of third parties. As of December 31, 2024, our cash, cash equivalents, and restricted cash was $345.0 million, which included $209.9 million of cash held for the benefit of third parties. The restricted cash held by us primarily relates to cash held by us on behalf of third-party loan sellers or buyers that represent collection of principal and interest from loan borrowers that we remit to those third parties as servicer of those loans.
Non-GAAP Financial Measures
In order to better help understand our financial performance, we use several key performance metrics that should be viewed independently of GAAP items, as these metrics are not intended to be combined with those items. Our determination and presentation of these metrics may differ from that of other companies. The presentation of these metrics is meant to be considered in addition to, not as a substitute for or in isolation from, our financial measures prepared in accordance with GAAP.
Adjusted Net Revenue
Adjusted Net Revenue is a non-GAAP financial measure used by our management to evaluate operating performance. Accordingly, we believe this measure provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In addition, Adjusted Net Revenue provides a useful measure for period-to-period comparisons of our business, as it removes the effect of a non-cash, non-realized adjustment that is included in net revenue. Adjusted Net Revenue is defined as net revenue excluding the change in fair value of MSR associated with changes in our estimates that management has determined are not reflective of our operating performance.
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure used by our management to evaluate operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe this measure provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In addition, Adjusted EBITDA provides a useful measure for period-to-period comparisons of our business, as it removes the effect of certain non-cash items, variable charges, non-recurring items, unrealized gains or losses or other similar non-cash items that are included in net income or expenses associated with the early stages of the business that are expected to ultimately terminate, pursuant to the terms of certain existing contractual arrangements or expected to continue at levels materially below the historical level, or that otherwise do not contribute directly to management’s evaluation of its operating results. Adjusted EBITDA is defined as net income excluding interest expense incurred in connection with our debt obligations other than debt associated with our funding of loans held for sale, income taxes, amortization and depreciation expense, stock-based compensation expense, non-cash changes in certain financial instruments, and other items that management has determined are not reflective of our operating performance.

The following table presents a reconciliation of net revenue to Adjusted Net Revenue and net income to Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Total Net Revenue	$156,365	$101,007	$346,952	$257,030
Plus: Valuation Changes in Fair Value of MSRs	(331)	9,027	10,220	5,516
Adjusted Net Revenue	$156,034	$110,034	$357,172	$262,546

Net Income (Loss)	$89,822	$27,427	$119,203	$14,026
Plus: Valuation Changes in Fair Value of MSRs	(331)	9,027	10,220	5,516
Plus: Change in Fair Value of Digital Assets and Related Investments	(3,745)	(1,658)	3,546	(7,988)
Plus: Impairment of Capitalized Software	—	—	—	8,591
Plus: Impairment of Digital Assets	—	1	—	5,851
Plus: Services Exchanged for Issuance of Warrants	2,459	2,572	7,863	4,019
Plus: Registration Costs	2,430	—	4,277	—
Plus: Restructuring Costs	689	—	3,672	2,497
Plus: Stock-Based Compensation Expense	17,469	4,533	22,730	34,526
Plus: Amortization of Internally Developed Software Costs	4,304	3,811	12,381	13,255
Plus: Non-Funding Interest Expense	4,752	2,471	12,811	3,907
Plus: Income Tax Provision	(31,463)	1,253	(26,876)	1,788
Adjusted EBITDA	$86,386	$49,437	$169,827	$85,988
Adjusted EBITDA Margin	55.4%	44.9%	47.5%	32.8%
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements and the related notes are prepared in accordance with GAAP. The preparation of the Condensed Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For more information, see Note 2 to our Condensed Consolidated Financial Statements.
Valuation of Loans, Securities, and Servicing Assets
Details of our processes for determining fair value are set out in Note 2 of our Condensed Consolidated Financial Statements. Estimating fair value requires the application of significant judgment. The type and level of judgment required is largely dependent on the amount of observable market information available to us. Assets and liabilities valued using internally developed valuation models and other valuation techniques that use significant unobservable inputs are classified at level 3, the lowest level in the fair value hierarchy defined under GAAP, and judgments used to estimate fair value of those assets and liabilities are more significant than those required when estimating the fair value of assets and liabilities classified within levels 1 and 2.
In arriving at an estimate of fair value for an asset or liability within level 3, we must first determine the appropriate valuation model or other valuation technique to use. Second, the lack of observability of certain significant inputs requires us to assess relevant empirical data in deriving valuation inputs including, for example, prepayment speeds, default rates, loss severities, discount rates, and valuations of comparable assets and liabilities. The methods used to estimate fair value may not result in an amount that is indicative of net realizable value or reflective of future fair values. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value.
Refer to Note 2 of our Condensed Consolidated Financial Statements for a further discussion of the valuation of level 3 instruments, including unobservable inputs used, and Note 12 of our Condensed Consolidated Financial Statements for

quantification of the significant inputs used to value level 3 assets and liabilities, as well as sensitivities of their effects on fair value.
Interest Income
We recognize interest income on certain assets, including certain interests retained in securitizations, using the prospective effective yield method in accordance with GAAP. This method requires we estimate the future expected cash flows over the life of the asset and to compute an effective yield that amortizes any purchase discount or premium into interest income over the expected term. Estimating future cash flows involves significant judgment and is inherently uncertain, including assumptions of prepayment rates, default rates, loss severity, and timing of cash flows, all of which can be influenced by changes in economic conditions, interest rates, and borrower behavior. We regularly review and, if necessary, update our cash flow projections to reflect changes in these assumptions. When such updates occur, we adjust the effective yield prospectively, which affects the amount of interest income recognized in future periods. Changes in our estimates of future cash flows can have a material impact on our financial results. For example, an increase in expected prepayment speeds would generally accelerate the recognition of any purchase discount into interest income, while an increase in expected credit losses would reduce the expected cash flows and thus lower the effective yield, decreasing interest income in future periods.
Internally Developed Software
We capitalize software development costs based on the intended use of the software. Costs for software developed for external-use are expensed during the research and development phase until technological feasibility has been established, which requires judgment and is typically when all high-risk development issues have been resolved through coding and testing, which generally occurs shortly before release to production. After that point, qualifying costs are capitalized until the product is ready for its intended use and amortized to cost of revenue over the estimated useful life; this estimate is subjective and dependent upon our expectations regarding the continued use of the software for its intended purpose. For internal-use software, costs are capitalized during the application development stage and expensed during preliminary project and post-implementation phases. Once the software is ready for use, capitalized costs are amortized on a straight-line basis over the estimated useful life and presented within technology and product development expenses. Capitalized software costs are evaluated for impairment at least quarterly or sooner if indicators of impairment arise.
Estimates of Our Equity Value
Prior to the IPO, our equity did not historically trade on active markets and the value of our equity relied upon significant judgment and estimates based on unobservable inputs. We historically estimated the fair value of our equity, with assistance from independent third-party valuation consultants, as determined in accordance with the guidelines outlined by the American Institute of Certified Public Accountants. The valuation of our equity involved estimates based on (a) the expectation of future cash flows that we will generate, discounted to the present using a rate based on rates of return available from alternative investments of similar type, quality, and risk and (b) application of a valuation multiple derived from a comparison of us to publicly traded comparable entities’ valuation (as adjusted for observable differences in growth, profitability, risk, and operations).
Equity-Based Compensation
We grant equity-based compensation awards that vest contingent upon time-based service and/ or performance conditions based upon a qualifying sale of our equity, achieving certain contractual thresholds, or market conditions tied to the our share price. We generally expense the grant-date fair value of these equity-based compensation awards over the required service period, but not before we deem applicable performance conditions probable. As awards with a market condition have the market condition incorporated into the fair value, we recognize the full compensation cost (based on grant-date fair value) over the service period, even if the market condition is ultimately not achieved.
Income Taxes
We are subject to income taxes in the United States. The evaluation of our uncertain tax positions involves significant judgment in the interpretation and application of GAAP and complex laws, including the realizable portions of our net operating loss deductions and research and development tax credits. Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these uncertainties will not be different from that which is reflected in our reserves. Reserves are adjusted considering changing facts and circumstances, such as the closing of a tax examination. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition and operating results.

Consolidation of Variable Interest Entities (“VIE”)
The determination of whether or not to consolidate a VIE under GAAP requires a significant amount of judgment concerning the degree of control over an entity by its holders of variable interests. To make these judgments, we conduct an analysis, on a case-by-case basis, of whether we are the primary beneficiary, the party who has the power to direct the activities of a VIE that most significantly impact its economic performance and who has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE, and are therefore required to consolidate the entity. Management continually reconsiders whether we should consolidate a VIE. Upon the occurrence of certain events, management will reconsider its conclusion regarding the status of an entity as a VIE.
Legal and Other Contingencies
The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued, we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our Condensed Consolidated Financial Statements.
Emerging Growth Company Status
As an “emerging growth company,” the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our Condensed Consolidated Financial Statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors.
Recent Accounting Pronouncements
See Note 2 to our Condensed Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the dates of the statement of financial position.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices, equity prices, and other market-based risks. The primary market risks that we are exposed to are interest rate risk, prepayment speed risk, credit spread risk and credit risk through loans and securities held on our Condensed Consolidated Balance Sheets, access to the securitization markets, investor demand for loans facilitated through our platform, and availability of funding under our current credit facilities. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions are for non-trading purposes only. Our inability or failure to manage market risks could harm our business, financial condition, or results of operations. For a further understanding of how market risk may affect our financial position or results of operations, please refer to “Critical Accounting Policies and Estimates.”
Credit Risk
Credit risk refers to the risk of loss arising from individual customer default due to inability or unwillingness to meet their financial obligations during the period that we own the loans. The performance of certain financial instruments, including loans, on our Condensed Consolidated Balance Sheets are dependent on the credit performance of loans facilitated by us. To manage this risk, we use software technology to actively monitor customer payment performance and upon delinquency or signs of a delinquency, troubleshoot payment issues and engage in customer communication to encourage timely payments. We actively monitor the payments made by borrowers on our loans, and via third-party data we also monitor the payment and delinquency activity of loans in the first-lien position on the properties for which our loans are in the second- or third-lien position. We also monitor the balances of the loans in the first-lien position to determine the amount of equity available in the home, which impacts our credit risk management strategy. Many of our origination partners have their loans serviced by us, and therefore these loans benefit from the same credit risk monitoring technology and procedures.
The fair values of these loans are estimated based on a discounted cash flow model which involves the use of significant unobservable inputs and assumptions. These instruments are sensitive to changes in credit risk.

Interest Rate Risk
Changes in interest rates, including changes in expected interest rates, affect (a) our net interest income, which is the difference between the interest income earned on assets and the interest expense incurred in connection with our debt obligations, and (b) the price of our investments and loans as impacted by yields required by the marketplace participants on interest rate instruments. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control.
The interest rates charged on the loans that we and our partners originate are determined based upon a margin above a market benchmark at the time of onboarding. Increases in the market benchmark would result in increases in the interest rates on new loans. Increased interest rates may adversely impact the spending levels of our individual customers and their ability and willingness to borrow money. Higher interest rates lead to higher payment obligations, which may reduce the ability of individual customers to remain current on their obligations and, therefore, lead to increased delinquencies, defaults, customer bankruptcies and charge-offs, and decreasing recoveries, all of which could have a material adverse effect on our business.
We are subject to margin calls on our repurchase agreements, and changes in interest rates may impact our cost of borrowing. Future funding activities under the revolving credit facilities may increase our exposure to interest rate risk, as the interest rates payable on such funding are tied to short-term market rates. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that are subject to margin calls based on the value of such instruments. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls resulting from decreases in value related to, in management's opinion, a reasonably possible change in interest rates.
Crypto Risk
Volatility in digital assets could significantly impact our business. Negative market sentiment towards digital assets could decrease demand for our products and services, including the utilization of Figure Exchange, and impact our revenue. Changes in regulations regarding crypto and digital assets could cause us to modify our business practices or cease offering certain services leading to increased costs or loss of revenue. Security breaches or technological vulnerabilities in the underlying blockchain networks could erode customer trust and negatively impact our reputation and business operations in the event of potential loss of digital assets due to hacking, theft or loss of private keys. Fluctuations in the liquidity of digital assets could affect our ability to execute transactions and manage our holdings effectively, potentially leading to financial losses.
Liquidity Risk
We may not be able to timely trade our servicing assets, retained interests in securitized loans, and certain digital assets restricted from sale as they are not generally traded on public, liquid markets and may be subject to legal and other restrictions on resale and/ or otherwise less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions.
ITEM 4. CONTROLS AND PROCEDURES
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses described below.
Material Weaknesses and Remediation Plan

As previously disclosed, as of December 31, 2024, the following material weaknesses existed:
•We did not design or maintain an effective control environment commensurate with our financial reporting requirements; specifically, we did not maintain adequate resources in the accounting and finance functions with requisite knowledge, skills, and experience to accurately apply GAAP; and
•We did not maintain effective risk assessment and monitoring; specifically, we did not maintain adequate accounting function personnel to perform appropriate identification of risk points, and to design, implement, and monitor the effectiveness of internal controls addressing the risk points identified.
These material weaknesses contributed to several additional material weaknesses. Specifically, we did not (i) design and maintain controls over technical accounting transactions to achieve adequate and timely analysis, (ii) effectively review manual aspects of recording loan assets to ensure that they were properly reflected on our balance sheet, or (iii) adequately review deliverables from management’s valuation specialists.
We have not identified a material misstatement to our financial statements resulting from the material weaknesses described above.
We are in the process of implementing a plan to remediate the material weaknesses described above. Our remediation plan includes the hiring of additional accounting and financial reporting personnel and implementing additional policies, procedures and controls, all of which have and will continue to cause us to incur additional costs. When we are satisfied the internal control over financial reporting associated with the material weaknesses has been effectively designed and operated within our Company for a sufficient period of time, we will determine if we have remediated our material weaknesses.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are, and from time to time in the future may be, subject to legal proceedings and claims arising in the ordinary course of our business. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Condensed Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-Q. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not guarantees that no such conditions exist as of the date of this Form 10-Q and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.
Business, Financial, and Operational Risks
We have a history of losses, we may not be able to maintain profitability in the future, and there is no assurance that our revenue and business model will be successful.
We have a history of net losses. We expect our costs will increase over time, and while we had net income of $20 million for the year ended December 31, 2024, we may continue to generate losses in the future as we invest significant additional funds towards growing our business and operating as a public company. Such losses may fluctuate significantly from quarter to quarter.
We have expended and expect to continue to expend substantial financial and other resources on product development, including investments in our product, engineering, data, and design teams and the development of new products and new functionality for our existing products and our platform; our technology infrastructure, including systems architecture, management tools, scalability, availability, performance, security, and disaster recovery measures; our sales, marketing, and partner management organizations; acquisitions or strategic investments; and general administration, including legal and accounting expenses. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business.
Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving or maintaining profitability or positive cash flows on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
If we fail to effectively manage our growth, our business, financial condition, and results of operations could be adversely affected.
We have grown rapidly since our inception and expect to continue to experience rapid growth in the future. This growth has placed, and may continue to place, significant demands on our management and our operational and financial infrastructure. We have made, and intend to continue to make, substantial investments in our technology, customer service, risk, sales, and marketing infrastructure. Our ability to manage our growth effectively and to integrate new technologies, personnel, and strategic acquisitions and priorities into our existing business will require us to continue to expand our operational and financial infrastructure and retain, attract, train, motivate, and manage key employees. Continued growth could strain our ability to develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel, and maintain customer and brand satisfaction.
Additionally, if we do not effectively manage the growth of our business and operations, the quality of our platform and the efficiency of our operations could suffer, which could adversely affect our growth, business, financial condition, and results of operations.
Our revenue growth rate and financial performance in prior years may not be indicative of future performance.

We have grown rapidly in the past, and our historical revenue growth rate and financial performance may not be indicative of our future performance. Our revenue for any previous quarterly or annual periods should not be relied upon as an indication of our revenue or revenue growth in future periods. Our future growth will be impacted by, among other things: adverse macroeconomic conditions; changing interest rates; our ability to deploy alternative loan products, including in response to changing conditions in the HELOC market; market acceptance of our online lending products, including our HELOC product, digital assets-secured personal loan product, and new product offerings; our ability to meet demand for funding; sales of loans held on our balance sheet at a loss; our ability to successfully finance and sell our loans; growth in our network of partners; increasing competition; credit market volatility; increasing regulatory costs and challenges; prices of digital assets and volume of transactions conducted on Figure Exchange; and our failure to capitalize on growth opportunities.
Our limited operating history makes it difficult to evaluate our current business and prospects and may increase the risk of your investment.
We have experienced rapid growth in recent years. Our limited operating history may make it difficult to evaluate our business and prospects, including our ability to plan for and model future growth. We face numerous challenges to our success, including our ability to:
■accurately forecast our revenue or volume, and to plan our operating expenses;
■develop and maintain a scalable, high-performance technology infrastructure that can efficiently and reliably process an increased number of HELOC originations and other product offerings, as well as the deployment of new features and services;
■maintain or increase the volume of HELOC originations and other product offerings, such as our digital assets-secured personal loan product, enabled through our platform;
■enter into and maintain existing relationships with our network of partners;
■successfully attract new customers to our platform;
■successfully identify, negotiate, execute, and integrate strategic acquisitions and partnerships;
■successfully compete with current and future competitors;
■successfully build our brand and protect our reputation from negative publicity;
■increase the effectiveness of our marketing strategies;
■successfully adjust our proprietary technology, products, and services in a timely manner in response to changing macroeconomic conditions and fluctuations in the credit market;
■successfully introduce new products and services;
■adapt to rapidly evolving trends in the way our consumers and our network of partners interact with technology;
■comply with and successfully adapt to complex and evolving regulatory environments;
■protect against fraud and online theft;
■avoid interruptions or disruptions in our service;
■effectively secure and maintain the confidentiality of the information received, accessed, stored, provided, used, and otherwise processed across our systems and our third-party vendors;
■successfully obtain and maintain funding and liquidity to support continued growth and general corporate purposes;
■attract, integrate, and retain qualified employees; and
■effectively manage growth in our personnel and operations.
We also face risks from the underperformance of any assets we have originated and/or serviced to date, which include HELOCs, personal loans, student loans, and closed-end mortgages, as well as risks from the future underperformance of any assets we originate. In addition, the price of digital assets and associated demand for buying, selling, and trading digital assets have historically been subject to significant volatility. There is no assurance that any supported digital asset will maintain its value or that there will be meaningful levels of trading activity.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. Our inability to accurately evaluate our business and prospects could adversely affect our business, financial condition, and results of operations.
Substantially all of our revenue is derived from our HELOC product, and we are thus particularly susceptible to fluctuations in the HELOC market. Our current product offerings may also not be sufficiently broad to attract and retain partners.
While we plan to continue to invest in developing additional loan product offerings, the vast majority of our revenue is currently derived from our HELOC product. A wide variety of factors could impact the market for HELOCs, including macroeconomic conditions, competition, regulatory developments, and other developments in the credit market. Our success will depend in part on the continued demand for HELOCs, and if such demand does not experience further growth or grows more slowly than we expect, our business, financial condition, and results of operations could be adversely affected.
In addition, our partners may in the future seek commercial relationships with competitors that are able to offer them a broader array of credit products. Over time, in order to preserve and expand our relationships with our existing partners and expand our network of partners, it may become increasingly important for us to be able to offer a wider variety of products than we currently provide. We are also susceptible to competitors that may be able to provide more competitive pricing than we can, or intentionally underprice their loan products, even if such pricing practices lead to losses. Such practices by competitors would negatively affect the overall demand for HELOCs facilitated by our technology.
Failure to accurately predict demand or growth with respect to our existing and new product offerings could adversely affect our business, financial condition, and results of operations. Moreover, our existing or new product offerings may be less profitable than we expect, increase our costs, decrease our operating margins, or take longer than anticipated to achieve target margins. Further, our development efforts with respect to new product offerings could distract management from current operations and could divert capital and other resources from our existing business. In addition, the profile of potential borrowers using our new product offerings may not be as attractive as the profile of the borrowers that we currently serve, which may lead to higher levels of delinquencies or defaults than we have historically experienced. If we do not realize the expected benefits of our investments, our business, financial condition, and results of operations could be adversely affected.
Our success and ability to develop our lending business depend on retaining and expanding our reach through both our Figure-branded and Partner-branded strategies. If we or our partners fail to add new customers, our business, financial condition, and results of operations could be adversely affected.
The current model for our lending business is primarily based on our ability to enable our partners to originate, and our borrowers to obtain, HELOCs using our technology in a seamless, timely, and hassle-free transaction that funds quickly. We have experienced significant growth in recent years; however, we may not be able to continue to grow our business, and our network of partners and our consumer base could shrink over time.
Our ability to attract borrowers, and in turn attract partners to offer our products to their customers, depends, in large part, on our ability to continue to provide, and be perceived as providing, seamless and superior customer experiences and expeditious funding. In order to maintain this ability and perception, we may be required to incur costs related to improving our platform capabilities and customer service, increasing our marketing and advertising spend, as well as reducing the interest rates on our loan products either more or more quickly than our competitors, any of which could result in lower revenues or lower profitability.
We may not be able to promote awareness of our Figure-branded products and achieve widespread market acceptance of our business model to increase access to our platform. We have incurred significant expenses on and devoted considerable resources to branding and marketing activities and user traffic acquisition, and we may continue to do so in the future. If any of our marketing channels become less effective, or if the cost of these channels were to significantly increase, we may not be able to attract new borrowers in a cost-effective manner or convert prospective borrowers into borrowers.

Additionally, changes in the way third-party platforms operate, including changes in our participation on such platforms, could make the maintenance and promotion of our products and services more expensive or more difficult. Further, there is no assurance that any of these actions will achieve their desired effect. If we fail to remain competitive on customer experience or pricing, our business, financial condition, and results of operations could be adversely affected.
Our business depends, in part, on the success of our Partner-branded strategies and our network of partners being able to deliver our products, and our ability to grow our business depends on our ability to continue our relationships with our network of partners.
We are dependent upon our partners and their use of our Partner-branded offerings. If we are not able to retain our existing partners or expand our network of partners in a cost-effective manner, or if our partners fail to maintain their utilization of our products and services, we will not be able to continue to grow our business. Our ability to retain and grow our relationships with our partners depends on their willingness to work with us. The attractiveness of our platform to partners depends upon, among other things: our brand and reputation, the amount of fees that we charge, our ability to adapt to our customers’ needs and implement technological changes, our ability to sustain our value proposition to our partners, products and services offered by competitors, and our ability to perform under and maintain our agreements with partners. Our partners do not have any long-term contractual financial commitments to us, and there are de minimis fixed fees in our contracts with partners. Therefore, our partners may cease their use of our platform at any time without incurring any material termination charges.
Further, any downturn in the financial services industry, a disruption or significant change in the capital markets, including government-sponsored enterprise involvement in the purchase and securitization of similar lending products, or change in interest rates may cause our partners to end or reduce their relationship with us. Our partners have no obligation to use our platform and generally only pay us when they use it. As a result, our partners may, at any time, seek to renegotiate pricing or other contract terms that are less favorable to us or otherwise ask to modify their agreement terms in a manner that is cost prohibitive to us. Our relationships with partners may decline or fluctuate as a result of a number of factors, including the attractiveness of our products to their customers, the value of originating products on our platform compared to the origination of other similar products, their satisfaction with our pricing or our platform, or their ability to continue their operations or spending levels. In addition, our partners’ regulators may require that they terminate or otherwise limit their business with us, or impose regulatory pressure limiting their ability to do business with us. If any of our partners were to stop working with us, suspend, limit, or cease their operations, successfully renegotiate less favorable pricing terms with us, or otherwise terminate their relationships with us, the number of loans and other transactions enabled through our platform could decrease and our business, financial condition, and results of operations could be adversely affected.
We could in the future have disagreements or disputes with any of our partners, which could negatively impact or threaten our relationship with them. In our agreements with partners, we make representations, warranties, and covenants concerning our compliance with certain procedures and guidelines related to laws and regulations applicable to the services to be provided by us to our partners. If those representations and warranties are not accurate when made or if we fail to perform a covenant, we may be liable for any resulting damages, including potentially any losses associated with impacted transactions, and our reputation and ability to continue to attract partners could be adversely affected. Additionally, our partners may engage in mergers, acquisitions, or consolidations with each other, our competitors, or third parties, any of which could be disruptive to our existing and prospective partner relationships.
If we are unable to maintain existing relationships partners and develop new customer relationships with financial institutions to expand our network of partners for any reason, our business, financial condition, and results of operations could be adversely affected.
We have significant partner concentration, with a limited number of partners accounting for a substantial portion of our loan originations.
We derive a significant portion of our loan origination volume from our major partners. Our top 10 partners contributed 56% and 52% of our origination volume for the nine months ended September 30, 2025, and the year ended December 31, 2024, respectively. Relying heavily on a limited number of partners for a large percentage of total loan origination presents inherent risks. We cannot predict the future volume of loan originations from these partners. If any of our largest partners reduce their loan origination volume or terminate their relationship with us, it could materially and negatively impact our revenues, results of operations, and financial condition. To mitigate these risks, we are actively working to expand our partner base and reduce reliance on a few significant partners. However, there is no assurance of success in these efforts, and our financial performance may continue to be significantly influenced by our major partners.

Our growth depends, in part, on the success of our strategic relationships to attract potential customers for our HELOC products on other products, and our ability to grow our business depends on our ability to continue these relationships.
We depend on a number of strategic relationships to attract additional customers to our products. For example, through a number of strategic relationships, we purchase leads or otherwise advertise (e.g., on the provider’s website and/or via e-mail, or in the provider’s retail stores), on a non-exclusive basis, to consumers who may view the content and/or be customers of the lead or advertising platform providers. In some cases, we may offer consumers incentives to obtain HELOCs from us based on the consumers’ status as an enrollee or customer of a particular advertising platform. These incentives include gift cards to major retailers, offered to consumers upon the completion of specific tasks, such as securing a funded loan or completing a survey. These gift cards have no cash value and are not redeemable for interests in our Company or our affiliates. These incentives fall outside the scope of Section 8 of RESPA, which regulates payments in exchange for referrals. The gift cards are a benefit solely to the consumer and have the effect of reducing the cost of credit. Because we provide the gift cards unilaterally and not in exchange for or in anticipation of referrals, and no third party receives anything of value for influencing a consumer’s choice of settlement service provider, such practices do not constitute a violation of RESPA.
Identifying strategic partners, and negotiating and documenting relationships with them, requires significant time and resources. In addition, there is significant competition to develop relationships with these strategic partners, and our competitors may be effective in providing incentives to favor their products or platforms or to prevent or reduce our ability to advertise our offerings and our platform to consumers. If we are unsuccessful in maintaining our relationships with strategic partners and identifying new strategic partners and establishing relationships with them in a timely manner, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may be materially and adversely affected. Additionally, certain of our relationships may require extensive time and resources to establish and, once established, would require time and resources to terminate and unwind. To minimize any disruption associated with such a termination, certain of our relationships include transition service and wind-down periods. We cannot guarantee we will be successful in establishing these relationships or, if necessary, terminating and unwinding these relationships, and establishing or terminating these relationships could require substantial time and attention from our management team. Additionally, we cannot assure you that we will be able to successfully replace a terminated relationship with a new relationship. If we are unable to effectively manage our strategic partner relationships, this could materially and adversely affect our business, financial condition, and results of operations.
We are also subject to legal and regulatory risks associated with these relationships, including changes in law or interpretations of law that could result in increased scrutiny of these relationships, require restructuring of these relationships, and/or diminish the value of these relationships.
If we do not compete effectively in our target markets, our business, financial condition, and results of operations could be adversely affected.
The consumer lending market is highly competitive and increasingly dynamic as emerging technologies continue to enter into the lending ecosystem. With the introduction of new technologies and the influx of new entrants, competition may persist and intensify in the future, which could have an adverse effect on our business, financial condition, and results of operations.
Our inability to compete effectively could result in reduced loan volumes, reduced average size of loans facilitated on our platform, reduced fees, increased marketing and customer acquisition costs, or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could adversely affect our business, financial condition, and results of operations.
Consumer lending is a vast and competitive market, and we compete to varying degrees with all other sources of consumer credit, which can include banks, non-bank lenders, including retail-based lenders, and other financial technology lending platforms. Although HELOCs often have more attractive interest rates than credit card debt, we compete with the convenience and ubiquity that credit cards represent. Many of our competitors operate with different business models, have different funding sources, have different cost structures or regulatory obligations, or participate selectively in different market segments. They may ultimately prove more successful or more adaptable to new regulatory, economic, technological, and other developments, including utilizing new data sources or credit models.
We may also face competition from banks or companies that have not previously competed in the consumer lending market, including companies with access to vast amounts of consumer-related information that could be used in the development of their own credit risk models. Our current or potential competitors may be better at developing new products due to their large and experienced data science and engineering teams, who are able to respond more quickly to new technologies. Many of our current or potential competitors have significantly more resources, such as financial, technical, and marketing resources, than we do and may be able to devote greater resources to the development, promotion, sale, and support of their platforms and distribution channels.
We face competition in areas such as compliance capabilities, commercial financing terms, costs of capital, interest rates, fees (and other financing terms) available to our partners’ customers, approval rates, model efficiency, speed, simplicity of loan origination, ease-of-use, marketing expertise, service levels, products and services, technological capabilities and integration, customer experience, brand and reputation, and terms available to our base of loan purchasers on the secondary market. Our competitors may also have longer operating histories, lower commercial financing costs or costs of capital, more extensive customer bases, more diversified products and customer bases, operational efficiencies, more versatile or extensive technology platforms, greater brand recognition and brand loyalty, broader customer relationships in Figure-branded and Partner-branded channels, more extensive and/or more diversified base of loan purchasers on the secondary market than we have, greater capacity to fund loans through their balance sheets, and more products and services than we have. Furthermore, our existing and potential competitors may decide to modify their pricing and business models to compete more directly with us. Our ability to compete will also be affected by our ability to provide our partners with a commensurate or more extensive suite of loan technologies than those offered by our competitors. In addition, current or potential competitors, including financial technology lending platforms and existing or potential partners, may also acquire or form strategic alliances with one another, which could result in our competitors being able to offer more competitive loan terms due to their access to lower-cost capital. Such acquisitions or strategic alliances among our competitors or potential competitors could also make our competitors more adaptable to a rapidly evolving regulatory environment.
To remain competitive, we may need to increase our regulatory compliance expenditures or our ability to compete could be adversely affected.
In addition, the digital asset industry is highly innovative, rapidly evolving, and characterized by significant competition, experimentation, changing customer needs, frequent introductions of new products and services, and subject to uncertain and evolving industry and regulatory requirements. We expect competition for Figure Exchange to further intensify in the future as existing and new competitors introduce new products or enhance existing products. We compete against a number of companies operating both within the United States and abroad, and both those that focus on traditional financial services and those that focus on digital asset-based services. Our current and contemplated competitors fall into the following categories:
■companies focused on the digital asset market, including (i) direct competitors with Figure Exchange who are also required to adhere to the same or similar local regulations as us and (ii) competitors who are not subject to or do not adhere to the same local rules and regulations as us or who operate in jurisdictions with less stringent local rules and regulations. As a result, many of our competitors are potentially able to more quickly adapt to trends, support a greater number of digital assets, and develop new digital asset-based products and services due to their different standard of regulatory compliance or scrutiny;
■traditional financial technology and brokerage firms that have entered the digital asset market in recent years and offer overlapping features targeted at our customers; and
■digital asset-focused companies and traditional financial incumbents that offer point or siloed solutions specifically targeted at institutional customers.
Further, the recent change in administration may lead to a more favorable federal regulatory environment for digital assets, which may encourage more traditional financial institutions to enter the digital asset industry. Such financial institutions may have significantly greater financial, technical, marketing and other resources than we do, which may allow them to more efficiently identify and capitalize upon opportunities and trends, transition and adapt their products and services, and devote greater resources to marketing and advertising, all of which could adversely affect our ability to compete effectively.
As noted above, our competition to date for Figure Exchange includes companies, in particular those located outside the United States, who are not required to or do not comply with the same regulatory compliance standards as us or who are subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions, as well as DeFi protocols, each of which also may be subject to less stringent regulatory and compliance requirements, or none at all. The business models of such competitors rely on or benefit from being unregulated or only regulated in a small number of lower compliance jurisdictions, whilst also offering their products in highly regulated jurisdictions, including the United States, without necessarily complying with the relevant regulatory requirements in such jurisdictions.

To date, and although there have been a small number of enforcement actions by U.S. and foreign regulators against such offshore platforms, developers of DeFi protocols, many of these competitors have been able to operate from offshore while offering large numbers of products and services to consumers, including in the United States, Europe, and other highly regulated jurisdictions, without complying with the relevant licensing and other requirements in these jurisdictions, and seemingly without penalty. Due to our regulated status in several jurisdictions and our commitment to legal and regulatory compliance, we have not been able to offer many popular products and services, including products and services that our unregulated or less regulated competitors are able to offer to a group that includes many of our customers, or expand our offerings to new jurisdictions where we are currently not allowed to offer products, which may adversely impact our business, financial condition, and results of operations.
In recent years, we have also expended significant managerial, operational, and compliance costs to meet the legal and regulatory requirements applicable to us in the United States and other jurisdictions in which we operate. Such costs have increased as we expanded our products and services that we offer. We expect to continue to incur significant costs to satisfy our legal and compliance obligations, which our unregulated or less regulated competitors have not had to and will not incur.
Additionally, due to the broad nature of our products and services, we also compete with, and expect additional competition from, digital and mobile payment companies and other traditional financial services companies.
Many innovative start-up companies and larger companies have made, and continue to make, significant investments in research and development in digital asset markets, and we expect these companies to continue to develop similar or superior products and technologies that compete with Figure Exchange. Further, more traditional financial and non-financial services businesses may choose to offer digital asset-based services in the future as the industry gains adoption. Our current and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources.
Our existing competitors for Figure Exchange have, and our potential competitors are expected to have, various competitive advantages over us, such as:
■the ability to offer products and services globally. Incumbents were able to operate while jurisdictions worked to develop local legislation and had the resources to pursue licenses around the globe simultaneously;
■the ability to offer certain products and services that we do not support or offer on our platform (due to constraints from regulatory authorities, our banking partners, and other factors) such as tokens that constitute securities or derivative instruments under U.S. or foreign laws;
■greater name recognition, longer operating histories, larger customer bases, and larger market shares;
■larger sales and marketing budgets and organizations;
■more established marketing, banking, financial, and compliance relationships;
■greater customer support resources;
■greater resources to make acquisitions;
■larger and more mature intellectual property portfolios;
■greater number of applicable licenses or similar authorizations; and
■operations in certain jurisdictions with lower compliance costs and greater flexibility to explore new product offerings.
If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, financial condition, and results of operations could be adversely affected.
We expect to introduce and develop new products and services, and if these products or services are not successful or we are unable to manage the related risks, our business, financial condition, and results of operations could be adversely affected.
We are continuing to invest in the development of new products and services. For example, we launched Figure Exchange in March 2024, Figure Connect in June 2024, YLDS in February 2025, and Democratized Prime in June 2025. New

initiatives are inherently unpredictable and risky, as each involves unproven business strategies, new regulatory requirements, and new financial products and services with which we, and in some cases our customers, may have limited or no prior development or operating experience.
We cannot be sure that we will be able to develop, commercially market, and achieve market acceptance of any new products and services, including Figure Exchange, Figure Connect, YLDS, and Democratized Prime. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually derived from these new products and services. It is also possible that such investment of resources may need to be delayed or deferred.
Furthermore, failure to accurately predict demand or growth with respect to our new products and services could have an adverse impact on our reputation and business, and our new products and services may be less profitable than we expect, increase our costs, decrease our operating margins, or take longer than anticipated to achieve target margins. For example, if the profile of borrowers using any new products and services is different from that of those currently served by our HELOC product or other loan products, our proprietary algorithms may not be able to accurately evaluate the credit risk of such borrowers, and our partners and loan purchasers in our loan funding programs may in turn experience higher levels of delinquencies or defaults.
In addition, our recently launched products Figure Connect, Figure Exchange, YLDS, and Democratized Prime have increased our regulatory compliance obligations and increased our costs. Any new products or services may raise new and potentially complex regulatory compliance obligations, which would increase our costs and may cause us to change our business in unexpected ways. Further, our development efforts with respect to these initiatives could distract management from current operations and will divert capital and other resources from our existing business.
We may also have difficulty with securing adequate funding for any such new loan products and services originated on our platform, and if we are unable to do so, our ability to develop and grow these new offerings and services will be impaired. If we are unable to effectively manage the foregoing risks, our business, financial condition, and results of operations could be adversely affected.
If we cannot keep pace with rapid digital asset industry changes to provide new and innovative products and services, the use of our products and services, and consequently our net revenue, could decline, which could adversely impact our business, financial condition, and results of operations.
The digital asset industry has been characterized by many rapid, significant, and disruptive products and services in recent years. These include decentralized applications, DeFi, yield farming, non-fungible tokens, play-to-earn games, lending, staking, token wrapping, governance tokens, innovative programs to attract customers such as transaction fee mining programs, initiatives to attract traders such as trading competitions, airdrops and giveaways, staking reward programs, “layer 2” blockchain networks, and novel digital asset fundraising and distribution schemes, such as “initial exchange offerings.” We expect new digital asset products, services, and technologies to continue to emerge and evolve, which may be superior to, or render obsolete, the products and services that we currently provide or utilize. For example, disruptive technologies such as generative artificial intelligence (“AI”) may fundamentally alter the use of our products or services in unpredictable ways. We cannot predict the effects of new services and technologies on our business. However, our ability to grow our customer base and net revenue will depend heavily on our ability to innovate and create successful new products and services, both independently and in conjunction with third-party developers. In particular, developing and incorporating new products and services into our business may require substantial expenditures, take considerable time, and ultimately may not be successful. Any new products or services could fail to attract customers, generate revenue, or perform or integrate well with third-party applications and platforms. In addition, our ability to adapt and compete with new products and services may be inhibited by regulatory requirements and general uncertainty in the law and regulatory expectations, constraints by our banking partners and payment processors, third-party intellectual property rights, or other factors. Moreover, we must continue to enhance our technical infrastructure and other technology offerings to remain competitive and maintain a platform that has the required functionality, performance, capacity, security, and speed to attract and retain customers, including large, institutional, high-frequency, and high-volume traders. As a result, we expect to incur significant costs and expenses to develop and upgrade our technical infrastructure to meet the evolving needs of the industry. Our success will depend on our ability to develop and incorporate new offerings and adapt to technological changes and evolving industry practices. If we are unable to do so in a timely or cost-effective manner, our business and our ability to successfully compete, to retain existing customers, and to attract new customers may be adversely affected.

Negative publicity and unfavorable media coverage could adversely affect our business, financial condition, and results of operations.
Negative publicity about us, our partners, the financial services technology industry, or the digital assets industry, including with respect to the transparency, fairness, user experience, quality, reliability, and the security of our platform, effectiveness of our credit decisioning or scoring models, effectiveness of our collection efforts, changes to our platform, loss of access to data related to assets and trades recorded on Provenance Blockchain due to causes such as fraudulent or accidental transactions, technology failures or disruptions, security breaches or incidents, our ability to grow our customer base at a rate expected by the market, our ability to effectively manage and resolve customer complaints, our ability to manage customer accounts in compliance with regulatory requirements which may not be clear, our or our partners’ privacy, data and security practices, use of loan proceeds by certain borrowers or other companies in our industry for illegal purposes, litigation, regulatory activity, misconduct by our employees, partners or wholesale brokers, vendors, other service providers, or others in the financial services technology industry, and the experience of our customers or our partners and their customers with our platform or services, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our platform, which could harm our reputation and cause disruptions to our platform. Any such reputational harm could further affect the behavior of our customers and partners, including their willingness to use our platform, which could adversely affect our business, financial condition, and results of operations.
We rely on our management team and will require additional key personnel to grow our business, and the loss of key management members or key employees, or an inability to hire key personnel, could adversely affect our business, financial condition, and results of operations.
We believe our success has depended, and continues to depend, on the efforts and talents of our senior management, who have significant experience in the financial services and technology industries, are responsible for our core competencies, and would be difficult to replace. Our future success depends on our continuing ability to attract, develop, motivate, and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Our future success will depend, in part, on the ability of our executives and board members that were appointed in connection with the Recombination to quickly expand their knowledge of our operations, which will be critical to their ability to make informed decisions about our business and strategies, particularly given the competitive environment in which we operate. Certain of the companies against which we compete for experienced talent have greater financial and other resources, different risk profiles, longer histories in the industry, and greater ability to provide valuable cash or stock incentives to potential recruits than we do. Competition for this experienced talent is strong and our failure to attract, train, retain, and motivate such additional executives and board members could hinder or delay our strategic planning and execution, as well as adversely affect our ability to attract and retain other experienced and talented employees. The transition of our board of directors and senior management team as a result of the Recombination may compromise our ability to compete effectively.
In addition, the loss of any of our senior management or key employees could adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all, and our other employees may be required to take on additional responsibilities. Furthermore, many candidates evaluate year-over-year stock growth trends for a sense of the potential long-term value of their proposed stock awards or have recently begun to discount the value of growth stocks on the whole. Volatility in the market price of our Class A common stock could harm our ability to attract and retain talent. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, and results of operations could be adversely affected.
Our business is subject to the risks of natural disasters, power outages, telecommunications failures, public health crises and similar events, and to interruptions by human-made problems such as war, terrorism, cyberattacks and other actions, which may impact the demand for our products or our customers’ ability to repay their loans.
Events beyond our control may damage our ability to maintain our platform and provide services to our customers. Such events include, but are not limited to, hurricanes, earthquakes, fires, floods, and other natural disasters, pandemics, power outages, telecommunications failures, and similar events. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our leased facilities. Because we rely heavily on our servers, computer and communications systems, and the internet to conduct our business and provide high-quality service to our customers, disruptions could harm our ability to effectively run our business. Moreover, our customers, including partners, and other service providers face similar risks, which could directly or indirectly impact our business, financial condition, and results of operations. We currently use Google Cloud Platform (“GCP”). While other providers are available, we would be unable to switch instantly to another system in the event of failure to access GCP. This means that an outage of GCP could result in our system being unavailable for a significant period of time. Terrorism, cyberattacks, and other criminal, tortious, or unintentional actions could also give rise to significant disruptions to our operations. In addition, the long-term effects of climate change on the global economy and in particular our industry are unclear; however, we recognize that there are inherent climate-related risks wherever business is conducted. For example, our offices may be vulnerable to the adverse effects of climate change. We are headquartered in New York, New York and have additional offices located in Charlotte, North Carolina, San Francisco, California, and Reno, Nevada, regions that are prone to events such as seismic activity and/or severe weather and that have experienced and may continue to experience climate-related events and at an increasing rate. Examples include drought and water scarcity, warmer temperatures, wildfires, and air quality impacts and power shutoffs associated with wildfire prevention. The increasing intensity of drought throughout California and annual periods of wildfire danger increase the probability of planned power outages. In addition, acts of war and other armed conflicts, disruptions in global trade, travel restrictions, quarantines, terrorism, and other civil, political, and geopolitical unrest could cause disruptions in our business and lead to interruptions, delays, or loss of critical data.
Although we maintain a disaster response plan and insurance, such events could disrupt our business, the business of our customers or third-party suppliers, and may cause us to experience losses and additional costs to maintain and resume operations. Our business interruption insurance may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures or other disruptions. Comparable natural and other risks may reduce demand for our products or cause our customers to suffer significant losses and/or incur significant disruption in their respective operations, which may affect their ability to satisfy their obligations to us. All of the foregoing could adversely affect our business, financial condition, and results of operations.
The use of blockchain technology in the primary and secondary loan markets is still in relatively early stages of growth, and if these markets do not continue to accept our blockchain-supported platform, or if these markets accept our platform more slowly than we expect, or if the markets for our platform fail to grow as large as we expect, our business, financial condition, and results of operations could be adversely affected.
Use of, and reliance on, blockchain technology in the lending industry is still at an early stage among participants, and we do not know whether financial services firms will continue to use our platform in the future, or whether the primary and secondary loan markets will change in ways we do not anticipate. Many financial services firms have invested substantial personnel and financial resources in legacy software, and these institutions may be reluctant, unwilling, or unable to adapt their existing systems to our platform. Furthermore, these financial services firms may be reluctant, unwilling, or unable to use our software due to various concerns, such as their familiarity with blockchain technology, the security of their data, the reliability of the delivery model, and uncertainty as to the regulatory treatment of blockchain technology. These concerns or other considerations may cause current and prospective counterparties to choose alternative products or firms, which could adversely affect our business, financial condition, and results of operations. Our future success also depends on our ability to sell additional products, services, and functionality to our current and prospective partners, as well as to facilitate distribution of those products effectively into the capital markets. As we create new products and services and enhance our existing products and services, these applications and enhancements may not be attractive to customers, partners, or counterparties, or we may encounter difficulties in achieving interoperability between our new products and services and our existing products and services. In addition, promoting and selling new and enhanced products and platform and processing functionality may require increasingly costly sales and marketing efforts, and if customers and our partners choose not to adopt this functionality, our business, financial condition, and results of operations could be adversely affected.
The future development and growth of the digital asset market is subject to a variety of factors that are difficult to predict and evaluate. If the digital asset market does not grow as we expect, our business, financial condition, and results of operations could be adversely affected.
Digital assets built on blockchain technology were only introduced in 2008 and remain in the early stages of development. Digital assets are a new asset class that, as of yet, have not been widely adopted, particularly by institutional investors and corporate securities issuers. Figure Exchange will rely on the acceptance and use by such investors and issuers of digital assets to create demand for our products and services. Though we believe that the anticipated benefits of digital assets will create such demand, there can be no assurance that this will occur, or if it does occur, that it will be in the near term.
In addition, different digital assets and digital asset networks are designed for different purposes. Bitcoin, for instance, was designed to serve as a peer-to-peer electronic cash system, while the Ethereum network was designed to be a smart contract and decentralized application platform. Many other digital asset networks—ranging from cloud computing to tokenized securities networks—have only recently been established or begun to emerge. The further growth and development of any digital assets and their underlying networks and other cryptographic and algorithmic protocols governing the creation, transfer, and usage of digital assets represent a new and evolving paradigm that is subject to a variety of factors that are difficult to evaluate, including:
■many digital asset networks have limited operating histories and are still in the process of developing and making significant decisions that will affect the design, supply, issuance, functionality, and governance of their respective digital assets and underlying blockchain networks, any of which could adversely affect their respective digital assets;
■many digital asset networks are in the process of implementing software upgrades and other changes to their protocols, which could introduce software bugs, security risks, or adversely affect the respective digital asset networks;
■several large networks, including Bitcoin and Ethereum, are developing new features to address fundamental speed, scalability, and energy usage issues. If these issues are not successfully addressed, or are unable to receive widespread adoption, the underlying digital assets could be adversely affected;
■security issues, software bugs, and software errors have been identified with many digital assets and their underlying blockchain networks or protocols, some of which have been exploited by malicious actors. There are also inherent security weaknesses in some digital assets, such as when creators of certain digital asset networks use procedures that could allow hackers to counterfeit tokens. Any weaknesses identified with a digital asset could adversely affect its price, security, liquidity, and adoption. If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the compute or staking power on a digital asset network, as has happened in the past, it may be able to manipulate transactions, which could cause financial losses to holders, damage the network’s reputation and security, and adversely affect its value;
■the emergence of quantum computing and its potential for shortening the time required by governments, criminals, and unauthorized third parties to factor and derive the very large seed numbers (e.g., private keys) associated with current public key cryptography poses a future risk to current approaches to blockchain cryptography that protect many digital assets from theft or loss;
■the development of new technologies for mining, such as improved application-specific integrated circuits (commonly referred to as ASICs), or changes in industry patterns, such as the consolidation of mining power in a small number of large mining farms, could reduce the security of blockchain networks, lead to increased liquid supply of digital assets, and reduce a digital asset’s price and attractiveness;
■if rewards and transaction fees for miners or validators on any particular digital asset network are not sufficiently high to attract and retain miners or validators, a digital asset network’s security and speed may be adversely affected, increasing the likelihood of a malicious attack;
■if the costs of electricity, environmental restrictions, and regulations make it uneconomic for miners to operate or maintain blockchain networks, the overall security and efficiency of digital asset networks may be adversely affected, potentially impacting their reliability and attractiveness to users and investors;
■many digital assets have concentrated ownership or an “admin key,” allowing a small group of holders to have significant or unilateral control and potentially collusive influence over key decisions relating to their digital asset networks, such as governance decision and protocol changes, which could impact the market price of such digital assets;
■the governance of many decentralized blockchain networks and protocols is by voluntary consensus and open competition, and many developers are not directly compensated for their contributions. As a result, there may be a lack of consensus or clarity on the governance of any particular digital asset network or protocols, a lack of incentives for developers to maintain or develop the network, and other unforeseen issues, any of which could result in unexpected or undesirable errors, bugs, or changes, or stymie such network or protocol’s utility and ability to respond to challenges and grow;
■many digital asset networks and protocols are in the early stages of developing partnerships and collaborations, all of which may not succeed and adversely affect the usability and adoption of the respective digital assets;

■digital assets have only recently become selectively accepted as a means of payment by retail and commercial outlets, and use of digital assets by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to (i) process funds for digital asset transactions; (ii) process wire transfers to or from digital asset exchanges, digital asset-related companies, and service providers; or (iii) maintain accounts for persons or entities transacting in digital assets. As a result, the prices of various digital assets are largely determined by speculators, miners and validators, thus contributing to price volatility, which makes retailers less likely to accept digital assets as a form of payment in the future;
■banks may choose to not provide or cease providing banking services to businesses that provide digital asset-related services or that accept digital assets as payment, which could harm our banking infrastructure, limit us from operating in certain jurisdictions or limit product or service offerings, dampen liquidity in the market, and damage public perception of digital assets generally or any one digital asset in particular and their or our utility as a payment system. These actions could decrease the price of digital assets generally or individually;
■there is a lack of liquid markets in certain digital assets, and these markets are subject to possible manipulation;
■certain digital assets have concentrated ownership, and large sales or distributions by significant holders of such digital assets, or “whales,” could have an adverse effect on the market price of such digital assets;
■the characteristics of digital assets have been, and may in the future continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion, and ransomware scams;
■governments, quasi-government and other regulatory bodies may impose additional regulation on digital assets and blockchain technology, and the regulatory environment for digital assets is changing and unpredictable;
■consumer demographics, public tastes and preferences, and general economic conditions may change and affect the acceptance and popularity of digital assets; and
■forks of digital assets may occur at any time. A fork can lead to a disruption of networks and our information and technology systems, cybersecurity attacks, replay attacks, or security weaknesses, any of which can further lead to assets being unavailable for a period of time or temporary or even permanent loss of assets.
Various other technical issues have also been uncovered from time to time that have or could have resulted in disabled functionalities, exposure of certain users’ personal information, theft of users’ assets, and other negative consequences, and which required resolution with the attention and efforts of their global miner, user, and development communities. If any such risks or other risks materialize, and in particular if they are not resolved, the development and growth of digital assets may be significantly affected and, as a result, our business, financial condition, and results of operations could be adversely affected.
Many participants in the financial industry (including regulators) and other industries may oppose the development of products and services that utilize blockchain technology. The market participants who oppose such products and services may include entities with significantly greater resources, including financial resources and political influence, than we have. Our ability to operate and achieve our commercial goals could be adversely affected by any actions of any such market participants that result in additional regulatory requirements, legal challenges or other activities that make it more difficult for us to operate.
The blockchain industry as a whole has been characterized by rapid changes and innovations and is constantly evolving. Although it has experienced significant growth in recent years, the slowing or stopping of the development, general acceptance and adoption and usage of blockchain technology and digital assets may adversely impact our business, financial condition, and results of operations.
We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.
Historically, we have funded our operations and capital expenditures primarily through direct and indirect contributions from FT, cash generated from our operations, and debt financing for capital purchases. Although we currently anticipate that our existing cash and cash equivalents will be sufficient to meet our cash needs for at least the next 12 months, our anticipated cash needs may be greater than our resources and we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock, and our stockholders may experience dilution. If we raise additional funds by incurring indebtedness, then we may be subject to increased fixed payment obligations and could be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely affect our ability to conduct our business. Any future indebtedness we may incur may result in terms that could be unfavorable to our investors.
To the extent that we seek to grow through future acquisitions or other strategic investments or alliances, we may not be able to do so effectively.
We may in the future seek to grow our business by exploring potential acquisitions or other strategic investments or alliances. However, we may not be successful in identifying businesses or opportunities that meet our acquisition or expansion criteria. In addition, even if a potential acquisition target or other strategic investment opportunity is identified, we may not be successful in completing such acquisition or integrating such new business or other investment. We may face significant competition for acquisition and other strategic investment opportunities from other well-capitalized companies that have greater financial resources and access to debt and equity capital to secure such acquisitions or investments than we do. As a result of such competition, we may be unable to acquire certain assets or businesses or take advantage of other strategic investment opportunities that we deem attractive, the purchase price for a given strategic opportunity may be significantly elevated, or certain other terms or circumstances may be substantially more onerous. Moreover, we are subject to regulatory risk in connection with potential acquisitions or other strategic investments or alliances, including changes in law or interpretations of law that could result in increased scrutiny, require restructuring, and/or diminish the value of these acquisitions, investments, or alliances. There can be no assurance that we will be able to manage our expanding operations, including from acquisitions, investments, or alliances, and any failure to do so could adversely affect our business, financial condition, and results of operations.
Loan Specific Risks
If loans originated by us or through our platform and purchased by us do not perform, or significantly underperform, we may incur financial losses on the loans we hold on our balance sheet, which could adversely affect our business, financial condition, and results of operations, as well as result in the loss of confidence of our funding sources.
We retain a significant amount of loans on our balance sheet funded through warehouse credit facilities. Of the $389 million of loans on our balance sheet as of September 30, 2025, $211 million, or 54%, of these loans were funded through our warehouse credit facilities. Of the $396 million of loans on our balance sheet as of December 31, 2024, $305 million, or 77%, of these loans were funded through our warehouse credit facilities. For these loans and any future loans originated by us or loans originated by our partners using our technology and purchased by us that may be held for investment on our balance sheet, we bear the entire credit risk in the event of customer default. An increase in customer defaults on the HELOCs held on our balance sheet could have an adverse effect on our business given that a substantial percentage of such loans have liens with greater priority than those we hold. As of September 30, 2025 and December 31, 2024, we did not hold the first lien on 80% and 91%, respectively, of the HELOCs on our balance sheet. In addition, non-performance, or even significant underperformance, of the loan receivables that we own could have an adverse effect on our business, financial condition, and results of operations.
Digital assets-secured personal loans are subject to the volatility of the digital assets markets. Significant fluctuations in the value of the digital assets securing the loans can trigger margin calls, requiring borrowers to provide additional collateral or make payments. Failure to meet margin calls can result in the liquidation of the borrower’s digital assets, potentially leading to financial losses and borrower dissatisfaction.
Additionally, our funding model relies on a variety of funding arrangements, including warehouse credit facilities, term securitizations, and whole loan sales. Any significant underperformance of the loans facilitated through our platform may adversely impact our relationship with such funding sources and result in their loss of confidence in us, which could lead to the termination of our existing funding arrangements and adversely affect our business, financial condition, and results of operations.
Increases in borrower default rates on loans could make us and our loans less attractive to loan purchasers, lenders under warehouse credit facilities and investors in securitizations, which may adversely affect our access to financing and our business, financial condition, and results of operations.
Increases in borrower default rates, due to deteriorating economic conditions or other factors, could make us and our loans less attractive to our existing or prospective funding sources, including loan purchasers on the secondary market, securitization investors and lenders under debt warehousing facilities. The volatility of digital assets markets could exacerbate default risks on digital assets-secured personal loans, as significant fluctuations in collateral value may lead to borrower defaults or margin calls that are unmet, resulting in forced liquidations. These factors could further impact the attractiveness of our loans to existing or prospective funding sources. If our existing funding sources do not achieve their desired financial returns or if they suffer losses, they or prospective funding sources may increase the cost of providing future financing or refuse to provide future financing or purchase loans on terms acceptable to us or at all.
Our HELOC securitizations are non-recourse to us and are collateralized by the pool of HELOCs pledged to the relevant securitization issuer. While we are not obligated to support the performance of the loans once securitized and the related securitization entities are variable interest entities that are not consolidated in our financial statements, the performance of these loans may nonetheless impact the credit ratings assigned to the securities issued by our securitization trusts. For example, if the loans securing our securitizations underperform relative to expectations, rating agencies may place the related bonds on watch, downgrade their ratings on such bonds, or revise their rating methodologies in a manner that reflects negatively on the underlying loan quality. Although these rating actions pertain to the securitization trusts and not to our corporate credit directly, they may influence how rating agencies, warehouse lenders, institutional loan purchasers, or other market participants assess our loan origination and servicing practices. As a result, negative loan performance or adverse rating actions could increase the cost of, or reduce access to, future financing—including warehouse credit facilities and loan sales—or limit the ability of our securitization trusts to issue securities on terms acceptable to us or at all.
While we are able to temporarily hold loans on our balance sheet upon an increase in borrower default rates, a substantial increase in the volume of borrower defaults would negatively impact our financial condition. Consequently, if we were to be unable to arrange new or alternative methods of financing on favorable terms, we may have to curtail or cease our origination of loans, which would adversely affect our business, financial condition, and results of operations.
Our HELOCs and other loans we make, such as digital assets-secured personal loans, are subject to federal, state and local laws that regulate various aspects of lending, including disclosures, interest rates and other charges, and if we exceed applicable limitations on interest, loan charges, and other fees or fail to provide required disclosures, our business, financial condition, and results of operations could be significantly adversely affected, including but not limited to, through litigation (including damages), investigation, enforcement and other regulatory and legal action and penalties.
Our HELOCs and other loans we make, such as digital assets-secured personal loans, are subject to applicable federal, state and local laws that regulate, among other things, interest rates and other charges, require specific disclosures, regulate specific practices, and require licensing of various participants in the transaction. In addition, other federal, state and local laws, public policy, and general principles of equity relating to the protection of consumers, unfair, deceptive, and abusive practices, and debt collection practices apply to the origination, ownership, servicing, or collection of the HELOCs and other loans we make.
Title V of the Depository Institutions Deregulation and Monetary Control Act of 1980 (“Title V”, “DIDMCA”), section 501, generally preempts state usury limitations on certain loans, mortgages, credit sales, or advances secured by a first lien on residential real property made after March 31, 1980. The Office of the Comptroller of the Currency (the “OCC”), as successor to the Federal Home Loan Bank Board, was authorized to issue rules and regulations implementing Title V. While the statute authorized states to reimpose interest rate limits by adopting legislation or a constitutional provision before April 1, 1983, only fifteen states have done so. Even where Title V has not been so rejected, states retain the authority to limit certain other loan charges and other aspects of extending credit. Certain states have taken action to reimpose interest rate limits and/or limit these other loan charges or regulate other aspects of loans. Importantly, to the extent that a HELOC is secured by a subordinate lien on the related property, that HELOC will not qualify for preemption of state usury laws under Title V, as preemption under section 501 of Title V generally applies only to first liens. Further, as a non-depository lender, we do not directly qualify for the interest rate preemption authority available to federally chartered or state-chartered banks under federal banking law (e.g., under section 85 of the National Bank Act, which applies to national banks, or section 521 of DIDMCA, which applies to state-chartered banks and has been the subject to recent state opt-out legislation and court challenges). As a result, our HELOCs and other loans we make may be subject to applicable state and local law limitations, including with respect to interest rates, loan charges, and other fees.
If we were to charge interest, fees, or other amounts that exceed applicable limitations, fail to deliver required disclosures to borrowers, or otherwise fail to comply with applicable federal, state, and local laws, the HELOCs or other loans we make, such as digital assets-secured personal loans, could be deemed unenforceable, in whole or in part. We might be unable to collect all or part of the principal, interest, or other amounts incurred by the customer, the customer could be entitled to refunds of amounts previously paid, and our securitization trusts and related entities, and any of their respective assignees, could be subject to litigation (including damages), investigation, enforcement and other regulatory and legal action and penalties. These consequences could adversely affect our business, financial condition, and results of operations. Unfavorable changes in state and local laws regulating lending, including interest rates and other charges, particularly in the states in which we have a high concentration of loan originations, could also adversely affect our business, financial condition, and results of operations.
If a court or regulator determines that our HELOCs cannot be characterized as a fixed-rate extension of “open-end credit” under the TILA or state law, we would be subject to the more prescriptive closed-end mortgage laws and rules, as well as laws and rules applicable to variable-rate HELOCs, which would have a material adverse effect on our business, financial condition, and results of operations.
Our HELOCs are characterized as “open-end credit” for purposes of the TILA because we contemplate that they will be used for repeated draws. However, it is possible that a court or regulator could recharacterize our HELOCs as closed-end credit. In such case, the HELOCs would be subject not only to TILA and Regulation Z’s ability to repay requirements, but also to a variety of other federal and state regulatory requirements that otherwise would not apply, including the TILA-RESPA Integrated Disclosure Rule, which was promulgated by the Consumer Financial Protection Bureau (the “CFPB”) and requires integrated loan estimate and closing disclosure forms to be provided to borrowers of closed-end mortgage loans, and the Loan Originator Compensation Rule, which was also promulgated by the CFPB and prohibits the payment to or receipt by loan originators of compensation that is based on a term of a closed-end consumer credit transaction secured by a dwelling or based on a proxy for such a term. In addition to TILA and Regulation Z, state laws may separately impose ability to repay requirements or other substantive restrictions, including under state licensing, mortgage lending, mortgage servicing, and usury laws, on closed-end mortgage loans that our HELOCs may not satisfy if they were to be re-characterized as extensions of closed-end credit.
The proceeds of each of our HELOCs are fully drawn at account opening, with borrowers having the ability to take additional draws as the initial and any subsequent draws are repaid. Draw periods on the HELOCs generally last between two and five years after origination. Additionally, each draw (including the initial draw) is amortized from the draw date to the maturity date, and the interest rate for each draw is fixed, with the rate for draws after the initial draw being set based on a designated index and margin. The foregoing characteristics could potentially lead to scrutiny regarding whether the HELOCs may be “closed-end” or variable-rate credit. Accordingly, there can be no guarantee that a court or regulator would not determine that the HELOCs constitute an extension of closed-end credit. To the extent that a HELOC is recharacterized as closed-end credit or the originator of such HELOC is found to have structured the HELOC as open-end credit for the purpose of evading otherwise applicable regulatory requirements, all or part of the principal of or interest on the HELOC may not be collectable, the HELOC may be able to be rescinded by the borrower, the borrower may be entitled to a refund of amounts previously paid and we, our securitization trusts and related entities, and any of their respective assignees could be subject to litigation (including damages), investigation, enforcement and other regulatory and legal action and penalties. In addition, each draw (including the initial draw) is amortized from the draw date to the maturity date, and the interest rate for each draw is fixed, with the rate for draws after the initial draw being set based on a designated index and margin. Because the rate applicable to each draw does not vary after the draw is made, we originate our HELOCs in compliance with legal requirements applicable to fixed-rate HELOCs, which, in certain cases, may differ from the legal requirements that apply to variable-rate HELOCs. If a court or regulator were to recharacterize our HELOCs as a variable-rate HELOC, the HELOC may be able to be rescinded by the borrower, the borrower may be entitled to a refund of amounts previously paid and we, our securitization trusts and related entities, and any of their respective assignees could be subject to litigation (including damages), investigation, enforcement and other regulatory and legal action and penalties. Any such recharacterization of the HELOCs as either closed-end credit or variable-rate credit would affect all of the HELOCs that we have originated to date and would have a material adverse effect on our business, financial condition, and results of operations.
Borrowers may prepay a loan at any time without penalty, which could reduce our servicing fees and deter our partners and loan purchasers from investing in our loans.
A borrower may decide to prepay all or a portion of the remaining principal amount on a loan at any time without penalty. If the entire or a significant portion of the remaining unpaid principal amount of a loan is prepaid, we would not receive a servicing fee, or we would receive a significantly lower servicing fee associated with such prepaid loan. Prepayments may occur for a variety of reasons, including if interest rates decrease after a loan is made. If a significant volume of prepayments occurs, the amount of our servicing fees would decline, which could adversely affect our business, financial condition, and results of operations. Our models are designed to predict prepayment rates. However, if there is a significant volume of prepayments that our models do not accurately predict, returns targeted by our partners and loan purchasers in our loan funding programs would be adversely affected, and our ability to attract new partners and loan purchasers in our loan funding programs would be negatively affected.

The management and security of digital assets collateral presents risk of potential loss of the collateral and attendant legal and reputational consequences.
We rely on third-party custodial service providers, or self-custody via decentralized Multi-Party Computation (“MPC”) wallets, to hold the digital asset collateral we receive in respect of digital asset-secured personal loans. At present, we entrust the collateral for digital asset-secured loans to Anchorage Digital Bank National Association (“Anchorage”), a qualified custodian. Anchorage is chartered and regulated by the Office of the Comptroller of the Currency. Our relationship with Anchorage is governed by a Master Custody Service Agreement. The material terms of the Master Custody Services Agreement and First Amendment thereto are summarized below. This summary is not a complete description of all provisions of the Master Custody Services Agreement and is qualified in its entirety by reference to the Master Custody Services Agreement, which is on file with the SEC. When we issue a digital asset-secured personal loan to a customer, we establish a new order form with Anchorage to manage the collateral associated with the loan. These agreements generally have a fixed one-year term and automatically renew for additional one-year terms unless either party terminates the agreement at least 30 days before the end of the then current term. Anchorage is entitled to an annual fee of 0.35% of the market value of the collateral, which is assessed as a 0.0292% monthly fee based on the market value of the collateral. While Anchorage is a federally regulated entity, we remain exposed to various risks as a result of our reliance on a third-party custodian to manage and hold the collateral in respect of our digital asset-secured loans. There are inherent risks associated with the security and management of digital assets, and we are therefore exposed to risks of loss stemming from the operational and cybersecurity systems and controls of such custodians. For example, cybersecurity threats or operational errors experienced by such custodians could result in the loss or compromise of some or all of the digital asset collateral they hold on our behalf. Were such a loss to occur, there is no guarantee that we would have full recourse against such custodian for the value of the collateral lost and we could be left in an unsecured position with respect to our digital asset loans. Moreover, such an event may also result in us incurring liability to return equivalent collateral to our borrowers. Such incidents could expose us to significant legal disputes and damage our reputation, potentially leading to financial losses and a loss of trust from our customers and investors.
Declines in the value of the collateral for our digital assets-secured loans can lead to margin calls, affecting borrowers’ ability to manage their loans, exposes us to the financial, legal, and reputational risks associated with potential system failures, data inaccuracies, and cybersecurity threats, and potentially leading to financial losses for us.
Our digital assets-secured personal loans are structured with fixed interest rates and fees based on the loans’ initial loan-to-value ratios. If the value of the digital assets collateral decreases significantly, the loan-to-value ratio can rise, triggering a margin call, which requires borrowers to either add more collateral or make payments to restore the loan-to-value ratio to its original level. Failure to meet margin calls can result in the liquidation of the borrower’s digital assets, potentially leading to financial losses for us if the collateral is insufficient to repay the borrower’s debt and borrower dissatisfaction.
Reliance on technology for digital assets-secured loans exposes us to the financial, legal, and reputational risks associated with potential system failures, data inaccuracies, and cybersecurity threats.
Our management of digital assets-secured loans is heavily dependent on advanced technology systems, including real-time pricing of collateral. This reliance introduces several risks, such as system failures that could disrupt loan processing and management, data inaccuracies that might lead to incorrect assessments of collateral value or borrower status, and cybersecurity threats that could compromise sensitive information. These vulnerabilities could adversely affect our operations, lead to financial losses, and impact our reputation and ability to retain and attract customers.
Our loan underwriting processes rely on automation and on data from third-party vendors, and, if that data is inaccurate or if the technology supporting that automation fails or is deployed incorrectly, our business may suffer losses due to poor loan performance or loss of customers or loan purchasers on the secondary market.
Our origination platform relies on automation to process data we receive from third-party vendors in connection with the underwriting process. Third-party vendors provide the data used by our platform to verify the creditworthiness of potential borrowers. This data may include, but is not limited to, (i) certain applicant depository accounts, (ii) payroll information from providers, (iii) tax return information, when provided, or (iv) other documents uploaded by the applicant. For loans underwritten based on the borrower’s income, we underwrite each loan based on the lower of the stated income amount provided by the borrower and the verified income amount, but the third-party data may be inaccurate, or our algorithms may not account for certain scenarios, resulting in the overstatement of such applicant’s income during the underwriting process. If we fail to adequately predict the creditworthiness of borrowers due to the design of our models or programming or other errors, and we do not detect and account for such errors, or any of the other components of our credit decision process fails, we may experience higher than forecasted loan losses. We also rely on data we receive from third-party vendors about lien data and value of the collateral. If this information is incorrect, we may experience higher than forecasted loan losses and may not be able to attract and retain our partners. Any of the foregoing could result in sub-optimally priced loans, incorrect approvals or denials of loans, or higher than expected loan losses, which in turn could adversely affect our ability to attract new borrowers, partners and loan purchasers to our platform, increase the number of our loans or maintain or increase the average size of loans facilitated on our platform.
Our models also target and optimize other aspects of the lending process, such as customer acquisition, fraud detection, default timing, loan stacking, prepayment timing, and fee optimization, and our continued improvements to such models have allowed us to facilitate loans inexpensively and virtually instantly, with a high degree of borrower satisfaction and an insignificant impact on loan performance. However, such applications of our models may prove to be less predictive than we expect, or than they have been in the past, for a variety of reasons, including inaccurate assumptions or other errors made in constructing such models, incorrect interpretations of the results of such models, and failure to timely update model assumptions and parameters. Additionally, such models may not be able to effectively account for matters that are inherently difficult to predict and beyond our control, such as macroeconomic conditions, credit market volatility, interest rate fluctuations, and digital assets market volatility, which often involve complex interactions between a number of dependent and independent variables and factors. Material errors or inaccuracies in our data and/or models could lead us to make inaccurate or sub-optimal operational or strategic decisions, which could adversely affect our business, financial condition, and results of operations.
If we do not make accurate credit and pricing decisions or effectively forecast our loss rates, our business, financial condition, and results of operations could be adversely affected.
In making a decision whether to extend credit to prospective customers, we rely upon data, including data obtained from third parties, to assess our ability to extend credit within our risk appetite and overall risk level to determine lending exposure and loan pricing. If the decision components, rapidly deteriorating macroeconomic conditions or analytics are either unstable, biased, or missing key pieces of information, the wrong decisions will be made, which will negatively affect our business. If our credit decisioning strategy fails to adequately predict the creditworthiness of our borrowers, including a failure to predict a borrower’s true credit risk profile and ability to repay their loan, higher than expected loss rates will impact the fair value of our loans. Additionally, if any portion of the information pertaining to the prospective borrower is false, inaccurate, or incomplete, and our systems did not detect such falsities, inaccuracies, or incompleteness, or any of the other components of our credit decision process fails, we may experience higher than forecasted losses, including losses attributable to fraud. Furthermore, we rely on credit reporting agencies to obtain credit reports and other information in making underwriting and pricing decisions. If one of these third parties experiences an outage, if we are unable to access the third-party data used in our decision strategy, or if our access to such data is limited for any reason, our ability to originate loans may be reduced and our volume may suffer. We may also be unable to accurately evaluate potential borrowers or effectively predict credit losses inherent in our loan portfolio, which could adversely affect our business, financial condition, and results of operations.
Additionally, if we make errors in the development, validation, or implementation of any of the underwriting models or tools that we use for the loans securing our debt warehouses or included in securitization transactions or whole loan sales, such loans may experience higher delinquencies and losses, which would negatively impact our debt warehouse financing terms and future securitization and whole loan sale transactions.
We rely upon the accuracy and completeness of information about borrowers, and any misrepresented information or fraud could adversely affect our financial condition and reputation.
We use a combination of our own proprietary technology and third-party systems to determine if a loan applicant is creditworthy, and to detect and prevent fraud, including borrower identity theft. We are unable, however, to prevent every instance of fraud that may be engaged in by our borrowers and any loan broker or originator that misrepresents facts about a loan, including the information contained in the loan application. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to the acquisition or closing of the loan, the value of the loan could be significantly lower than expected, resulting in a loan being approved in circumstances where it would not have been had we been provided with accurate data. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold before detection of the misrepresentation. In addition, it is often difficult to collect monetary losses that we may have suffered as a result of persons or entities making a misrepresentation.
The technology and other controls and processes we created to help us identify misrepresented information in our LOS were designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately. Accordingly, such controls may fail to detect all misrepresented information in our LOS.

High-profile fraudulent activity also could negatively impact our brand and reputation, which could impact our business. In addition, certain fraudulent activity could lead to regulatory intervention and/or increased oversight, which could increase our costs and adversely affect our business, financial condition, and results of operations.
While we take precautions to prevent borrower identity fraud, our borrowers have been, and may again be, subject to identity fraud, which may adversely affect the performance of the loans facilitated through our platform.
Identity theft and the related provision of false identifying information is the most prevalent form of fraud that we encounter. There is a risk of fraudulent activity associated with our platform, borrowers, partners, and third-party vendors that handle borrower information. While we take precautions to prevent borrower identity fraud, our resources, technologies, and fraud prevention tools may be insufficient to accurately detect and prevent fraud. We have been, and may again be, obligated to repurchase loans facilitated through our platform in certain cases of confirmed identity theft, and the level of fraud-related charge-offs on the loans facilitated through our platform could be adversely affected if fraudulent activity were to significantly increase. We bear the risk of borrower fraud in a transaction involving borrower identity fraud, and we generally have no recourse to collect the amount owed by the borrower. High-profile fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negative publicity, and the erosion of trust from our borrowers and partners, and could materially and adversely affect our business, financial condition, and results of operations.
Our underwriting may not accurately predict the likelihood of default for all loans, which could result in substantial losses that adversely affect our business, financial condition, and results of operations.
We originate HELOCs and other loans according to our internal guidelines using our proprietary technology. Our underwriting guidelines may not always correlate with, or accurately predict, creditworthiness or the underlying loan defaults. A borrower’s ability to repay their loan could be adversely impacted by numerous factors, including a change in the borrower’s employment, financial condition, or other negative local or macroeconomic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the collateral for the loan.
In addition, some of the loans we originate have been, and in the future could be, made to self-employed borrowers, or to borrowers who do not live in the home subject to a HELOC. For example, during the nine months ended September 30, 2025, 8% of the total principal amount of the loans we originated were made to borrowers who do not live in the home subject to the HELOC they obtained. Loans to such borrowers may be higher-risk because the borrower may be more likely to default on their loans, and/or abandon the property in a default, either of which could increase our financial exposure. Further, the volatility of digital assets markets could exacerbate default risks on our digital assets-secured personal loans, as significant fluctuations in collateral value may lead to borrower defaults or margin calls that are unmet, resulting in forced liquidations.
The above-referenced loans may be more expensive to service because they require more frequent interaction with borrowers and greater monitoring and oversight. Additionally, these higher-risk loans may be subject to increased scrutiny by state and federal regulators and lead to higher compliance and regulatory costs, which could result in a further increase in servicing costs. We may not be able to pass along any of the additional expenses we incur in servicing these higher-risk loans to investors. The greater cost of servicing higher-risk loans could adversely affect our business, financial condition, and results of operations.
The unique features of our LOS, including reliance on online notaries, AVMs, and lien data may expose us to a greater risk of loss, which could harm our partners and investor relationships and our business, financial condition, and results of operations.
Certain aspects of our LOS, including our reliance on remote online notaries (in place of in-person notaries), AVMs (in place of appraisals or other valuation methods), and lien data (in place of title searches and title insurance), may expose us to a greater risk of loss, which could harm our partners and investor relationships and our business, financial condition, and results of operations. For example, during the origination process in 2024, 59% of the security instruments associated with our loans were notarized by remote online notaries located in Nevada. In states and localities whose laws or recording processes do not support the use of our remote notaries, we use a traditional, in-person notary who notarizes electronically signed closing documents. Currently, the majority of states support the use of our remote online notaries for security instruments securing liens on real property, although not every county in those states accept for recording security instruments that are notarized by remote online notarization. As of December 31, 2024, we used our remote online notaries to notarize security instruments in 63% of all of the counties where we record security instruments, and 83% of all of the counties where we have recorded security instruments allow electronic recording of security instruments (whether we use a remote online notary or an in-person notary). Most often, the remote online notary is not located in the same state where the property being financed is located. The use of out-of-state remote online notaries to notarize security instruments is a new concept that, to our knowledge, has not been tested in court. If a court concluded that the out-of-state remote online notary was ineffective, this could result in the loss of the security interest in the related mortgaged property, or losses in respect of the related loan, and we could be required to alter our closing process, which would increase the cost and time to close a loan in such jurisdiction.
Our reliance on AVMs for valuations of the properties securing our HELOCs could result in loans being undercollateralized, which could increase the risk of default and reduce our recovery in the event of a foreclosure. In addition, our reliance on lien data in lieu of title searches and title insurance in our origination process also exposes us to a greater risk of loss in the event that we underestimate or do not account for liens on the loan collateral. If our partners or investors do not accept these aspects of our origination process, we may be required to alter our processes, which would increase the cost and reduce the speed of our product.
Additionally, errors or inaccuracies in our LOS could result in any person exposed to the credit risk of our HELOCs or other loans we make—whether it be us, our partners, or investors in our loan funding programs—experiencing higher than expected losses or lower than desired returns, which could impair our ability to retain existing or attract new partners and investors to participate in our loan funding programs, reduce the number, or limit the types, of loans that partners and investors are willing to fund, and limit our ability to increase commitments under our repurchase warehouses and other debt facilities. Any of these circumstances could reduce the number of our HELOCs and other loans we make, harm our ability to maintain a diverse and robust loan funding program, and adversely affect our business, financial condition, and results of operations.
We primarily utilize a gain-on-sale origination model and, consequently, our business is affected by the cost and availability of funding in the capital markets.
In addition to proceeds from the issuance of preferred stock, historically we have funded our operations and capital expenditures through sales of our loans, secured warehouse credit facilities, and securitizations. We primarily utilize a gain-on-sale origination model and, consequently, our earnings and financial condition are dependent on the price we can obtain for our HELOCs in the capital markets, which has been and may be negatively impacted by the combination of rising interest rates and longer periods during which we hold the loans on our balance sheet. These capital markets risks may be partially mitigated by the availability of other corporate cash to temporarily hold the loans on our balance sheet. However, corporate cash has not historically been our primary source of funding and can be impacted by a number of factors. Our ability to obtain financing in the capital markets depends, among other things, on our development efforts, business plans, operating performance, lending activities, and the condition of the capital markets at the time we seek financing. The capital markets have recently and from time to time experienced periods of significant volatility, including volatility driven by the COVID-19 pandemic, rising inflation, the war in Ukraine, and the Israel-Hamas conflict, among other things. This volatility can dramatically and adversely affect financing costs when compared to historical norms or make funding unavailable. Additional factors that could make financing more expensive or unavailable to us include, but are not limited to, financial losses, events that have an adverse impact on our reputation, lawsuits challenging our business practices, adverse regulatory changes, changes in the activities of our business partners, loan performance, events that have an adverse impact on the financial services industry generally, counterparty availability, negative credit rating actions with respect to our rated securities, corporate and regulatory actions, interest rate changes, general economic conditions, including changing expectations for inflation and deflation, and the legal, regulatory and tax environments governing funding transactions, including existing or future securitization transactions. If financing is difficult, expensive, or unavailable, our business, financial condition, and results of operations could be adversely affected.
We rely on our warehouse credit facilities to fund loans, including HELOCs, and otherwise operate our business. If one or more of such facilities is terminated or otherwise becomes unavailable for us to use, we may be unable to find replacement financing at commercially favorable terms, or at all, which could adversely affect our business.
We require a significant amount of short-term funding capacity for HELOCs and other loans we originate, and our business model is to fund substantially all of the loans we close on a short-term basis primarily under our warehouse credit facilities (as well as from our operations for any amounts not advanced by warehouse lenders). As of December 31, 2024, the aggregate borrowing limit on our warehouse credit facilities, including REIT, was $1.4 billion. During the nine months ended September 30, 2025, our average utilization rate of the warehouse credit facilities, excluding REIT, as each was available throughout the year was 22%.
Loan production activities generally require short-term liquidity in excess of amounts generated by our operations. The HELOCs we produce are typically financed through one of our warehouse credit facilities before being sold to a loan purchaser. We operate an originate-to-sell model and therefore sell the vast majority of the loans we originate. We originate all loans using cash on our balance sheet and then immediately finance each loan through our warehouse credit facilities, with the exception of a very small percentage of loans that are instead immediately sold to a third-party purchaser. For the nine months ended September 30, 2025 and 2024, we received proceeds from the sale of loans through whole loan sales with unpaid principal balances of $4 billion and $4 billion and from securitizations of loans we owned with unpaid principal balances of $676 million and $456 million, respectively. Our borrowings are generally repaid with the proceeds we receive from loan sales, and delays or failures in the loan sales could have a material adverse effect on our liquidity and our ability to repay existing borrowings or obtain additional funds. We are currently, and may in the future continue to be, dependent upon a handful of warehouse lenders to provide the primary funding facilities for our loans. While there are other lenders that participate in these types of warehouse facilities that could serve as future sources of warehouse borrowings, engaging with such other lenders and consummating new warehouse credit facilities may be time consuming, which could cause us to need to slow our origination activities if our current facilities were to become unavailable.
Consistent with industry practice, our existing warehouse credit facilities generally require periodic renewal. If any of our warehouse credit facilities are terminated or are not renewed or are not honored, we may be unable to find replacement financing on favorable terms, or at all, and we might not be able to originate an acceptable or sustainable volume of loans, which would have a material adverse effect on our business. Additionally, as our business continues to expand, we may need additional warehouse funding capacity for the loans we originate. There can be no assurance that we will be able to obtain additional warehouse funding capacity on favorable terms, on a timely basis, or at all.
If we fail to meet or satisfy any of the financial or other covenants included in our warehouse credit facilities, we would be in default under one or more of these facilities, and our lenders could elect to declare all amounts outstanding under the facilities to be immediately due and payable, enforce their interests against loans pledged under such facilities, and restrict our ability to make additional borrowings. Certain of these facilities also contain cross-default provisions. These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which could adversely affect our business, financial condition, and results of operations. We have in the past not complied with, and in the future may be unable to comply with, certain financial and other covenants included in our warehouse credit facilities.
In addition, our agreements with our warehouse lenders may contain various concentration limits and triggers, including limits related to excess spread. A breach of such limits or other similar terms of such agreements could result in an inability to place loans in the relevant warehouse credit facilities and require us to pursue other forms of financing. If we are unable to find replacement financing on favorable terms, or at all, our operations could be adversely affected.
Our securitizations, whole loan sales, and warehouse credit facilities expose us to certain risks, and we can provide no assurance that we will be able to access the securitization markets, continue our whole loan sales, renew our existing warehouse credit facilities, or obtain new warehouse credit facilities in the future. This may result in a reduction in our HELOC funding capital or require us to seek more costly financing for our platform.
As of September 30, 2025, we have facilitated 19 securitizations of HELOCs for a total issuance of $5.8 billion. We may in the future facilitate or sponsor additional securitizations of HELOCs originated by us or our partners using our platform to allow certain of our partners, loan purchasers, and ourselves to liquidate such loans through the asset-backed securities markets.
In our sponsored or co-sponsored securitizations, we sell and convey pools of HELOCs to Variable Interest Entities (“VIEs”). Each securitization VIE issues notes and/or certificates pursuant to the terms of indentures and trust agreements, or in the case of the warehouse credit facilities, we or the applicable warehouse VIE borrows money from lenders pursuant to master repurchase agreements. The securities issued by the securitization VIEs in asset-backed securitization transactions are secured by static pools of HELOCs originated using our platform, including the underlying documentation with respect to such HELOCs and the security interest in the related encumbered property with respect to such HELOCs, and all proceeds thereof. These securitizations are not cross-collateralized with any other financing transaction. In exchange for the sale of a portion of a given pool of HELOCs to the securitization VIE, we and/or our loan purchasers and certain partners who contribute loans to the securitization receive cash and/or securities representing debt of and/or equity interests in such securitization VIE, which are the proceeds from the sale of the securities. The equity interests in the securitization VIEs are residual interests in that they entitle the equity owners of such securitization VIEs, including us if we are an equity owner in the relevant transaction, to a certain proportion of the residual cash flows, if any, from the loans and to any assets remaining in such securitization VIEs. As a result of challenging credit and liquidity conditions, the value of the subordinated securities we or other transaction participants retain in such securitization VIEs might be reduced or, in some cases, eliminated.

We also fund certain loans on our balance sheet with warehouse credit facilities from banks or non-bank lenders, or by selling loans to our warehouse credit facility VIEs, which loan sales are partially financed with associated warehouse credit facilities from banks or non-bank lenders. The warehouse credit facilities are each secured by pools of HELOCs originated using our platform and owned by the applicable VIE or us, including the underlying documentation with respect to such HELOCs and the security interest in the related encumbered property with respect to such HELOCs, and all proceeds thereof. The pools of HELOCs that secure our warehouse credit facilities are separate and independent from each other and none of our financing facilities are cross-collateralized. In addition, we have implemented and maintain an interest rate hedging program designed to reduce our exposure to changes in prevailing interest rates. However, there can be no assurance that the program will be successful in eliminating all or some interest rate risks. See the sections titled “—Risks Related to Market and Interest Rates—Our loan financing and selling strategy exposes us to interest rate volatility risk” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Warehouse Credit Facilities” for more information.
During periods of financial disruption and economic uncertainty, such as the financial crisis that began in 2008, the beginning of the COVID-19 pandemic in early 2020, and periods of significant market volatility driven by rapidly rising interest and inflation rates and recessionary concerns in 2022 and 2023, the securitization market has been constrained. These conditions can limit access to capital and increase the cost of securitization. Given the potential for continued economic challenges, such as geopolitical tensions, supply chain disruptions, and evolving monetary policies, the securitization market could experience further constraints in the future. Notably, in times of economic distress, creditors may desire to reduce consumers’ credit limits and thereby their ability to continue making draws on their HELOCs, but the TILA’s implementing regulation, Regulation Z, limits their ability to do so unless certain specified circumstances are present, such as the value of the security property declining significantly below its appraised value for purposes of the HELOC. This limitation may further drive constraints in the securitization market. In addition, other matters, such as (i) accounting standards applicable to securitization transactions and (ii) capital and leverage requirements applicable to banks and other regulated financial institutions holding asset-backed securities, could result in decreased institutional investor demand for securities issued through our securitization transactions, or increased competition from other institutions that undertake securitization transactions. In addition, compliance with certain regulatory requirements, including the Dodd-Frank Act, the Investment Company Act, and the so-called “Volcker Rule,” may affect the type of securitizations that we are able to complete.
If it is not possible or economical for us to securitize loans in the future, we may need to seek alternative financing to support our loan funding programs and to meet our existing debt obligations. Such funding may not be available on commercially reasonable terms, or at all. If the cost of such loan funding mechanisms were to be higher than that of our securitizations, the fair value of the loans would likely be reduced, which would negatively impact our results of operations. If we are unable to access such financing, our ability to originate loans and our business, financial condition, and results of operations could be adversely affected.
The gain on sale and related servicing fees generated by our whole loan sales, and the servicing fees based on sales of asset-backed securities, represent a substantial portion of our earnings. For the year ended December 31, 2024, we recognized gain on sale of our whole loan sales of $103 million and servicing fees of $25 million for the same period. While we have in the past recognized losses on the sale of loan and asset-backed securities, excluding losses incurred on repurchases and charge-offs, such losses have historically been minimal and, as of December 31, 2024, represented 1% of all loans originated since inception. However, we cannot be certain that losses in the future will not materially and adversely impact our business. As we hold more loans on our balance sheet or hold loans for longer periods while interest rates rise, our business, financial condition, and results of operations could be adversely affected, including further reductions in revenue.
We cannot assure you that our loan purchasers will continue to purchase loans or securities, either through whole loan sales or asset-backed securities, or that loan purchasers will continue to purchase loans in transactions that generate the same spreads and/or fees that we have historically obtained. Factors that may affect loan purchaser demand for loans include:
■competition in the whole loan sales and securitization markets where we compete with loan originators and other issuers who can sell either larger loan portfolios or loans, or securitize or sell loan portfolios (which may include loans originated by us or our partners using our platform, on a commingled basis or otherwise) that have characteristics, pricing and terms that may be perceived to be more desirable to certain loan purchasers on the secondary market than those offered in loans originated by us or by our partners using our platform (and purchased by us and/or contributed to asset-based securitization transactions that we facilitate);
■the extent to which servicing fees and other expenses increase due to delinquencies or defaults may reduce overall net return on purchased pools of HELOCs;

■the actual or perceived credit performance and loan grade and term mix of the portfolios of loans offered for sale;
■the loan purchasers’ sector and company investment diversification requirements and strategies;
■higher-yield investment opportunities at a risk profile deemed similar to our sold loan portfolios;
■customer prepayment behavior within the underlying pools;
■regulatory or investment practices related to maintaining net asset value, mark-to-market and similar metrics surrounding pools of purchased HELOCs; and
■the ability of our loan purchasers to access funding and liquidity channels, including warehouse financing and securitization markets, on terms they find acceptable to deliver an appropriate return net of funding costs, as well as general economic conditions and market trends, such as increasing interest rates, that affect the appetite for loan financing investments.
Though certain of our current loan purchasers have committed to minimum purchase volumes, these commitments are generally for short periods of less than six months. We impose a breakage fee on certain of our loan purchasers in the event of failure to satisfy their commitment during the related commitment period, but the loan purchasers may choose to pay the breakage fee by purchasing HELOCs instead of satisfying their loan commitment volume.
Potential loan purchasers in our loan funding programs may also demand a lower price on our loans and loan financing products during periods of economic slowdown or recession to compensate for any increased risks. A reduction in the sale price of the loans and loan financing products we sell would negatively impact our revenues, operations, and returns. For example, as interest rates have increased, loan purchasers on the secondary market have reduced the prices they are willing to pay to purchase certain loans we hold, which had been originated during an earlier, lower interest rate environment, and which negatively impacted our revenue. Any sustained decline in demand for loans or loan financing products, or any increase in delinquencies, defaults or losses that result from economic downturns, may also reduce the price we receive on future loan sales.
In connection with our loan funding programs, we make representations and warranties concerning the loans sold, and if such representations and warranties are not accurate when made, we could be required to repurchase the applicable loans or indemnify the purchaser.
In connection with our loan funding programs, including direct sales, warehouse financings, and asset-backed securitizations, we make numerous representations and warranties concerning the characteristics of the HELOCs and other loans sold and transferred under such transactions, including, among other things, representations and warranties that the loans were originated and serviced in compliance with applicable law and with our credit risk origination policy and servicing guidelines and that each loan was originated by us without any fraud or misrepresentation on our part or, to our knowledge, on the part of the customer or any other person. If those representations and warranties are not accurate when made and are not timely cured or incurable, we may be required to repurchase the underlying loans, replace the affected loans with other loans or make a loss of value payment, as the case may be. Failure to repurchase such loans could constitute a default, an event of default, or a termination event under the agreements governing our various loan funding programs and could require us to indemnify certain financing parties. Through December 31, 2024, we repurchased an immaterial number of HELOCs that we or our partners originated as a result of inaccurate representations and warranties. While only a small number of HELOCs have been historically repurchased by us, there can be no assurance that we would have adequate cash or other qualifying assets available to make such repurchases if and when required. Such repurchases could be limited in scope, relating to small pools of HELOCs, or significant in scope, across multiple pools of HELOCs. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, our business, financial condition, and results of operations could be adversely affected.
In addition to loan level representations and warranties, our agreements with the lenders and investors on our securitizations and warehouse credit facilities contain a number of corporate financial covenants and early payment triggers and performance covenants. These facilities are the primary funding sources available to support the maintenance and growth of our business, and our liquidity would be adversely affected by our inability to comply with the various covenants and other specified requirements set forth in our agreements with our lenders and investors, which could result in the early amortization, default and/or acceleration of our existing facilities. Such covenants and requirements include financial covenants, and other events. For a description of these covenants, requirements, and events, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations.”

During an early amortization period or upon the occurrence of a termination event or an event of default, principal collections from the loans in our asset-backed facilities would be applied to repay principal under such facilities rather than be available to fund newly originated loans. Upon the occurrence of a termination event or an event of default under any of our warehouse facilities or indentures that govern our securitizations, the applicable lenders or noteholders could accelerate the related debt and, in the case of most of our warehouse lenders, terminate the related facility. If we were unable to repay the amounts due and payable under such facilities and securitizations, the applicable lenders and noteholders could seek remedies, including against the collateral pledged under such facilities and by the securitization trust. An acceleration of the debt under certain facilities could also lead to a default under other facilities due to cross-default and cross-acceleration provisions.
An early amortization event or event of default would negatively impact our liquidity, including our ability to originate new loans, and require us to rely on alternative funding sources, which might increase our funding costs or which might not be available when needed. If we were unable to arrange new or alternative methods of financing on favorable terms, we might have to hold loans on our balance sheet in an amount that may negatively impact our financial condition, or curtail or cease the origination of loans, which could impair our growth, and, in each case, adversely affect our business, financial condition, and results of operations, which in turn could adversely affect our ability to meet our obligations under our facilities.
Risks Related to Digital Assets
A particular digital asset, product or service’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty and if we are unable to properly characterize a digital asset or product offering, or if the regulatory framework with respect to digital assets changes, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.
The SEC and its staff have taken the position that a range of digital assets, products and services fall within the definition of a “security” under the U.S. federal securities laws. Despite the SEC being the principal federal securities law regulator in the United States, whether or not an asset, product or service is a security or the offering thereof constitutes a securities offering under federal securities laws currently depends on the application of various judicial precedents interpreting the definition of a “security” under the U.S. federal securities laws. To date, the principal legal test that has been applied in analyzing the application of the U.S. federal securities laws to a given digital asset, product or service is the test set forth in the 1946 Supreme Court case SEC v. W.J. Howey Co. for identifying an “investment contract” that constitutes a “security.” In certain contexts, especially in the context of digital asset yield and earn offerings, the SEC and private plaintiffs have also invoked the test in the 1990 Supreme Court case Reves v. Ernst & Young for identifying a “note” that constitutes a “security.” The application of these and other relevant judicial precedents requires a highly complex, fact-driven analysis. Accordingly, whether any given digital asset, product or service may ultimately be deemed to be a security is uncertain and difficult to predict notwithstanding the conclusions of the SEC or any conclusions we may draw based on our risk-based assessment regarding the likelihood that a particular digital asset, product or service could be deemed a “security” or “securities offering” under applicable laws. Adding to the complexity, the SEC staff has indicated that the security status of a particular digital asset can change over time as the relevant facts evolve.
With limited exception, the SEC and its staff generally do not provide advance guidance of the status of any particular digital asset, product or service as a security or the offering or sale thereof as a securities offering. For example, the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given digital asset is a security in April 2019. The SEC staff has also issued certain no-action letters and has brought various enforcement actions and entered into settlements with numerous digital asset economy participants alleging that certain digital assets or digital asset related products or services constituted a securities offering. However, these statements, framework and settled enforcement actions are not rules or regulations of the SEC, and are not binding on the SEC or courts. For instance, on April 5, 2025, then-acting SEC Chair Mark Uyeda announced that the SEC is conducting a review of the April 2019 digital asset security framework and other related guidance issued between 2019 and 2022 to determine whether to rescind or modify such guidance. There is therefore no certainty as to whether particular digital assets, products or services are securities or whether the offering of any such digital assets, products or services constitutes a securities offering or implicates a security offering, in each case under the U.S. federal securities laws. Moreover, the SEC and the Commodity Futures Trading Commission (the “CFTC”) and their senior officials have, at times, taken conflicting positions in public statements and enforcement actions as to whether a particular digital asset is a security. Furthermore, the views of the SEC and its staff in this area have evolved over time, and, at times, have appeared contradictory.
Additionally, the Securities Act does not preempt U.S. state law with respect to determining whether a digital asset, product or service is a security. Each state has the right to enforce its own securities laws and may ultimately determine that a digital asset, product or service is a security even if the SEC has elected not to pursue enforcement or it or its staff have given assurances that it would not do so, or a digital asset, product or service is otherwise excluded from the meaning of a security at the federal level.
It is also possible that the recent change in administration and the resulting composition of the SEC could substantially impact the views or approach to enforcement by the SEC and its staff. For example, on February 4, 2025, SEC Commissioner Hester Pierce further elaborated on some of the priorities for the SEC’s newly founded crypto task force, which include: determining the status of digital assets, as well as digital assets lending and staking products, under the federal securities laws; identifying the scope of the SEC’s jurisdiction through no-action relief; providing temporary prospective and retroactive relief for coin offerings for which the issuing entity provides certain information and agrees not to contest the SEC’s jurisdiction in the event of fraud allegations; modifying existing paths to registration, such as Regulation A and Regulation Crowdfunding; updating the special-purpose broker-dealer no-action statement to, among other things, cover broker-dealers that are custodians of digital asset securities alongside digital assets that are not securities; developing a framework within which investment advisers can have custody of client digital assets themselves or with a third party; approving self-regulatory organization proposed rule changes to list new types of digital assets exchange-traded products, including to allow for staking and in-kind creations and redemptions; revising clearing agency and transfer agent rules to allow for the tokenization of securities and other uses of blockchain technology; and facilitating cross-border experimentation. Additionally, in the first and second quarters of 2025, the SEC consented to the dismissal of certain ongoing civil enforcement actions and the closing of investigations into certain entities in the digital asset industry. During the same period, the SEC’s Division of Corporation Finance also issued a statement regarding meme coins and the circumstances under which the staff would not view such assets as securities, which was followed by additional statements at the end of the first quarter and in the second quarter of 2025 providing guidance surrounding the applicability of the securities laws with regard to topics such as Proof-of-Work (“PoW”) Mining Activities, certain stablecoins, Proof-of-Stake (“PoS”) consensus mechanisms, protocol staking, liquid staking tokens, and digital asset-related disclosures in securities offering and registration statements. The SEC also hosted a series of five roundtables between March and June of 2025 on topics relating to defining the security status of digital assets, tailoring regulation for digital asset trading, custody of digital assets, tokenization, and DeFi. Further, the U.S. Department of Justice issued a memorandum in April 2025 indicating that it will prioritize cases related to the use of digital assets in crimes of fraud, terrorism, drugs and human trafficking, organized crime, hacking and gang financing, and that other cases related to digital assets will have less priority.
The classification of a digital asset, product, or service as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading, and clearing, as applicable, of such assets, products, or services. For example, a digital asset, product, or service that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in digital assets, products, or services that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade digital assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an ATS in compliance with the SEC’s rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Subject to certain exceptions and exclusions, companies may be deemed investment companies, subject to registration as such, if: (a) they are engaged in the business of investing, reinvesting, or trading in securities; or (b) if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on a consolidated basis. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.
We have policies and procedures to analyze whether each digital asset that we seek to facilitate trading of on Figure Exchange, as well as our products and services, could be deemed to be a “security” under applicable laws. Our policies and procedures do not constitute a legal standard, but rather represent our company-developed model, which we use to make a risk-based assessment regarding the likelihood that a particular digital asset, product, or service could be deemed a “security” under applicable laws. There is no guarantee that our application of these policies and procedures will be effective in assessing the regulatory categorization of any given digital asset, and the SEC, state regulatory authorities, private plaintiffs, or a court applying applicable securities laws may reach a conclusion at odds with our ultimate assessment.
Although we have an SEC-registered broker-dealer subsidiary, Figure Securities, Inc. (“Figure Securities”), we facilitate most trading activity in digital assets in the United States through our money transmitter subsidiary, Figure Payments Corporation. Because Figure Payments Corporation is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), we only permit it to facilitate trading of those digital assets, and offer products and services, for which we determine there are reasonably strong arguments to conclude that the digital asset, product, or service should not be classified as a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance on digital assets, products, and services and to facilitate informed risk-based business judgment. We recognize that the application of securities laws to the specific facts and circumstances of digital assets, products, and services may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal, state, or foreign securities laws. Regardless of our conclusions, we could in the future be subject to legal or regulatory action in the event the SEC or a state or foreign regulatory authority were to assert, or a court were to determine, that a supported digital asset, product, or service offered, sold, or traded on Figure Exchange or a product or service that we offer as a non-security is later deemed a “security” under applicable laws. There can be no assurance that we will properly characterize over time any given digital asset, product, or service offering as a security or non-security, or that the SEC, state, foreign regulatory authority, or a court having final determinative authority on the topic, if the question was presented to it, would agree with our assessment. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, legislative developments, facts, and developments in technology.
If an applicable regulatory authority or a court, in either case having final determinative authority on the topic, were to determine that a supported digital asset, product or service currently offered, sold, or traded on Figure Exchange is a security, we would not be able to offer such digital asset for trading, or product or service on Figure Exchange, until we are able to do so in a compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that an asset that we currently support for trading on Figure Exchange, or product or service that we offer on Figure Exchange, constitutes a security may result in us removing that digital asset from or ceasing to offer that product or service on Figure Exchange, and may also result in us determining that it is advisable to remove assets from Figure Exchange, or to cease offering products and services on Figure Exchange, that have similar characteristics to the asset, product or service that was alleged or determined to be a security. Alternatively, we may determine not to remove a particular digital asset from Figure Exchange or to continue to offer a product or service on Figure Exchange even if the SEC or another regulator alleges that the digital asset, product or service is a security, pending a final judicial determination as to that digital asset, product or service’s proper characterization, and the fact that we waited for a final judicial determination would generally not preclude penalties or sanctions against us for our having previously made Figure Exchange available for trading that digital asset or offering that product or service on Figure Exchange without registering as a national securities exchange or ATS; as a broker-dealer or investment company; or the tokens that we may issue as securities. As such, we could be subject to judicial or administrative sanctions for failing to offer or sell the digital asset, product or service in compliance with the registration requirements, or for acting as a broker, dealer, national securities exchange, clearing agency, or investment company without appropriate registration or an available exemption or exclusion. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that traded such supported digital asset on Figure Exchange and suffered trading losses could also seek to rescind a transaction that we facilitated on the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in the supported digital asset other than via our licensed subsidiaries, which could negatively impact our business, operating results, and financial condition. Additionally, the SEC has brought and may in the future bring enforcement actions against other digital asset market participants and their product offerings and services that may cause us to modify or discontinue a product offering or service on Figure Exchange. If we were to modify or discontinue any product offering or service or remove any assets from trading on Figure Exchange for any reason, our decision may be unpopular with users, may reduce our ability to attract and retain customers (especially if similar products, services or such assets continue to be offered or traded on unregulated exchanges, which includes many of our competitors), and may adversely affect our business, operating results, and financial condition.
Further, if Bitcoin, Ether, stablecoins or any other supported digital asset is deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such supported digital asset. For instance, all transactions in such supported digital asset may have to be registered with the SEC or other foreign authority, or else be conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Moreover, the network on which such supported digital asset is utilized may be required to be regulated or registered as a securities intermediary in one or more different capacities, and thus subject to applicable rules, which could effectively render the network impracticable or inoperable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the digital asset. Also, it may make it difficult for such supported digital asset to be traded, cleared, settled, and custodied as compared to other digital assets that are not considered to be securities. Specifically, even if transactions in a digital asset were registered with the SEC or conducted in accordance with an exemption from registration, the current intermediary-based framework for securities trading, clearance and settlement is not consistent with the operations of the digital asset market. For example, until recently, the SEC took the position that digital assets that are securities cannot be held on behalf of customers by broker-dealers that also support activity in traditional securities, and the SEC has not permitted public permissionless blockchain-based clearance and settlement systems for securities. While the SEC has updated its guidance to be less prohibitive, there is still no regulatory clarity on whether or how a broker-dealer can custody digital asset securities for customers. While our broker-dealer subsidiary, Figure Securities, has permission to operate an ATS for digital asset securities, Figure Securities is limited in the type of securities it can facilitate trading in, and is not permitted to itself custody customers’ securities.
Beyond the United States, several foreign jurisdictions, including jurisdictions where our international operations are located, have taken a broad-based approach to classifying digital assets, products and services as “securities,” while other foreign jurisdictions, such as Switzerland, Malta, and Singapore, have adopted a narrower approach. As a result, certain digital assets, products or services may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of digital assets, products or services as “securities.”
Due to unfamiliarity and some negative publicity associated with digital asset platforms, confidence or interest in digital asset platforms may decline.
Digital asset platforms are relatively new. Some of our competitors are unlicensed, unregulated, operate without supervision by any governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. As a result, customers and the general public may lose confidence or interest in digital asset platforms, including regulated platforms like ours.
Since the inception of the digital asset economy, numerous digital asset platforms have been sued, investigated, or shut down due to fraud, manipulative practices, business failure, insolvency, and security breaches. In many of these instances, customers of these platforms were not compensated or made whole for their losses. Platforms like ours are appealing targets for hackers and malware, and may also be targets of regulatory enforcement actions. In addition, there have been reports that a significant amount of the apparent digital asset trading volume on digital asset platforms may be inflated or otherwise fabricated and false in nature, with a specific focus on unregulated platforms located outside the United States. Such reports may indicate that the market for digital asset platform activities is significantly smaller than otherwise understood.
Negative perception, a lack of stability and standardized regulation in the digital asset market, and the closure or temporary shutdown of digital asset platforms due to fraud, business failure, hackers or malware, or government mandated regulation, and associated losses suffered by customers, may continue to reduce confidence or interest in the digital asset economy and result in greater volatility of the prices of assets, including significant depreciation in value. Any of these events could have an adverse impact on our business and our customers’ perception of us, including decreased use of Figure Exchange and loss of customer demand for our products and services.
Depositing and withdrawing digital assets into and from Figure Exchange involve risks, which could result in loss of customer assets, customer disputes and other liabilities, and adversely impact our business, financial condition, and results of operations.
In order to own, transfer and use a digital asset on its underlying blockchain network, a person must have a private and public key pair associated with a network address, commonly referred to as a “wallet.” Each wallet is associated with a unique “public key” and “private key” pair, each of which is a string of alphanumerical characters. In addition, some digital asset networks require additional information to be provided in connection with any transfer of digital assets to or from Figure Exchange. A number of errors can occur in the process of depositing or withdrawing digital assets into or from Figure Exchange, such as typos, mistakes, or the failure to include the information required by the blockchain network. Alternatively, a user may unintentionally transfer digital assets to a wallet address that the user does not own, control or hold the private keys to. A malicious actor may also take over our customer’s account due to security problems outside of our control, such as malware in the customer’s browser or other account theft/takeover scenarios on the customer side. In addition, each wallet address is generally only compatible with the underlying blockchain network on which it is created. For instance, a Bitcoin wallet address can only be used to send and receive Bitcoins. If any Ether or other digital assets are sent to a Bitcoin wallet address, or if any of the foregoing errors occur, all of the customer’s sent digital assets will be permanently and irretrievably lost with no means of recovery. We have encountered and expect to continue to encounter similar incidents with our customers. Such incidents could result in customer disputes, damage to our brand and reputation, legal claims against us, and financial liabilities, any of which could adversely affect our business, financial condition, and results of operations.
We have not experienced excessive redemptions or withdrawals, or prolonged suspended redemptions or withdrawals, of digital assets to date. However, similar to traditional financial institutions, we may experience temporary process-related withdrawal delays. For example, we, and traditional financial institutions, may experience such delays if there is a significant volume of withdrawal requests that is vastly beyond anticipated levels. This does not mean we cannot or will not satisfy withdrawals, but this may mean a temporary delay in satisfying withdrawal requests. To the extent we have process-related delays, even if brief or due to blockchain network congestion or heightened redemption activity, and even within the terms of an applicable user agreement or otherwise communicated by us, we may experience increased customer complaints and damage to our brand and reputation and face additional regulatory scrutiny, any of which could adversely affect our business.
Our failure to safeguard and manage our and our customers’ fiat currencies and digital assets could adversely impact our business, financial condition, and results of operations.
We hold fiat currencies on behalf of our customers and support digital assets via self custody. Our expanding number of regulated entities rely on hot wallets, as well as a small but increasing number of FBO (for the benefit of our customers) bank accounts, which heightens the complexity of our operations, including fiat and blockchain reconciliations and the maintenance of our internal ledger and related accounting procedures. With respect to digital assets, we also rely on MPC based wallets, which rely on cryptographic protocols which require the holders of multiple, partial private key shares to agree in order to sign and authorize wallet transactions and activities. Sub-custodial arrangements among our various regulated entities adds to the operational complexity of our international operations. Delays, errors, or failures in these operations could result in investigations, regulatory and enforcement actions, or litigation, and adversely impact our business, financial condition, and results of operations. Our subsidiary Figure Equity Solutions, Inc., which is registered with the SEC as a transfer agent, serves as the record keeper and the manager of the master policyholder record for YLDS and any digital securities traded on our ATS. For its private funds, Figure Markets has an agreement with a third-party fund administrator that handles the accounting for those funds. For those securities for which it acts as transfer agent, Figure Equity Solutions, Inc., maintains transaction information, such as wallet address, asset balance, ownership percentage, number of shares or units, and date of purchase, on the blockchain and personal information, such as the investor’s name, address and other contact information, tax identification number, and other identifying or non-public information, off-chain within Figure Equity Solutions Inc.’s proprietary systems. DART is part of a dual registry for real property records. DART Collateral Manager LLC acts as the trustee for platform-originated loans. DART Portfolio Manager LLC facilitates and documents subsequent transfers. DART monitors all DART Portfolio Manager LLC transactions and automatically updates the DART registry with real-time control changes. All DART records are stored on-chain and security interests reflected on the DART registry are recognized by Figure Connect participants via their assent to uniform DART Participation Rules. Our internal accounting team performs a fiat reconciliation, at a minimum, once quarterly to reconcile incoming wires, with automated checks also existing to reconcile security entitlements to digital assets held by customer products that rely on off-chain systems or records include records of ownership filed with local recorder of deeds offices throughout the United States for real-estate secured loans, including HELOCs and DSCR loans, and the filing of UCC-1 financing statements with secretaries of state, where applicable, for digital assets-backed secured personal loans. All other records should be considered to be on-chain, with reconciliation performed automatically, in real time based on changes made by the owner or controller of the asset in Portfolio Manager, impacting the information available on the blockchain.
Our ability to manage and accurately safeguard our customers’ assets requires a high level of internal controls. As our business continues to grow and we expand our product and service offerings, we must continue to strengthen our associated internal controls and ensure that our third-party service providers do the same. Our success and the success of our offerings requires significant public confidence in our ability to properly manage customers’ balances and handle large and growing transaction volumes and amounts of customer funds. Any failure by us to maintain the necessary controls or to manage customer digital assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm or significant financial losses, lead customers to discontinue or reduce their use of our products, and result in significant penalties and fines and additional restrictions, which could adversely impact our business, operating results, and financial condition. For example, on February 21, 2025, Bybit, a digital asset exchange based in Dubai, suffered an exploit resulting in the loss of over $1.4 billion in digital assets from cold wallets used by Bybit to hold digital assets on the Ethereum network. While understanding of the precise nature and cause of the exploit continues to evolve, current analyses suggest potential involvement of state actors, social engineering attacks, and sophisticated exploits of vulnerabilities in the web interface utilized by Bybit to initiate transactions out of multi-signature cold wallets operated by Bybit.
We deposit, transfer, and have custody of customer cash and digital assets in multiple jurisdictions. In each instance, we are required to safeguard customers’ assets using bank-level security standards applicable to our hot wallet and storage systems, as well as our financial management systems related to such custodial functions. Our security technology is designed to prevent, detect, and mitigate inappropriate access to our systems, by internal or external threats. We believe we have developed and maintained administrative, technical, and physical safeguards designed to comply with applicable legal requirements and industry standards. However, it is nevertheless possible that hackers, employees, service providers, or others acting contrary to our policies could circumvent these safeguards to improperly access our systems or documents, or the systems or documents of our business partners, agents, or service providers, and improperly access, obtain, or misuse customer digital assets and funds. The methods used to obtain unauthorized access, disable, or degrade service or sabotage systems are also constantly changing and evolving and may be difficult to anticipate or detect for long periods of time.
We also hold fiat currency and digital assets for administrative and operating purposes. While we take steps to segregate such assets from our user assets, any failure to properly safeguard, manage, or account for these funds could result in financial losses, regulatory scrutiny, reputational harm, or legal liability.
A temporary or permanent blockchain “fork” to any supported digital asset could adversely affect our business.
Blockchain protocols, including Bitcoin and Ethereum, are open source. Any user can download the software, modify it, and then propose that Bitcoin, Ethereum, or other blockchain protocol users and miners adopt the modification. When a modification is introduced and a substantial majority of users and miners or validators consent to the modification, the change is implemented and the Bitcoin, Ethereum or other blockchain networks, as applicable, remain uninterrupted. However, if less than a substantial majority of users and miners or validators consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” (i.e., “split”) of the impacted blockchain protocol network and respective blockchain, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two parallel versions of the Bitcoin, Ethereum, or other blockchain protocol network, as applicable, running simultaneously, but with each split network’s digital asset lacking interchangeability.
Both Bitcoin and Ethereum protocols have been subject to “forks” that resulted in the creation of new networks, including Bitcoin Cash ABC, Bitcoin Cash SV, Bitcoin Diamond, Bitcoin Gold, Ethereum Classic, EthereumPoW, and others. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked digital assets. Due to the lack of a central registry or rulemaking body, no single entity has the ability to dictate the nomenclature of forked digital assets, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked digital assets, and which results in further confusion to customers as to the nature of assets they hold on platforms. In addition, several of these forks were contentious and as a result, participants in certain communities may harbor ill will towards other communities. As a result, certain community members may take actions that adversely impact the use, adoption, and price of Bitcoin, Ether, or any of their forked alternatives. For example, in September 2022, the Ethereum Network successfully completed its Merge, moving from a PoW model to a Proof-of-Stake (“PoS”) model. EthereumPoW miners who disagreed with the new consensus mechanism forked the network, which resulted in the EthereumPoW network (“ETHW”). ETHW was driven by a small but vocal group of miners who wished to hold onto revenue as Ethereum switched to PoS. The vast majority of token holder votes preferred the new PoS consensus method. There was no material impact on the Ethereum network as a result of the fork. All Ether holders also became owners of ETHW tokens as a result of the fork. However, not all liquidity providers were able to trade the new token, and the ETHW token almost immediately lost most of its value.
Furthermore, forks can lead to new security concerns. For instance, when the Ethereum and Ethereum Classic networks split in July 2016, replay attacks, in which transactions from one network were rebroadcast on the other network to achieve “double-spending,” plagued platforms that traded Ether through at least October 2016, resulting in significant losses to some digital asset platforms. Similar replay attacks occurred in connection with the Bitcoin Cash and Bitcoin Cash SV network split in November 2018. Another possible result of a fork is an inherent decrease in the level of security due to the splitting of some mining power across networks, making it easier for a malicious actor to exceed 50% of the mining power of that network, and thereby making digital assets that rely on PoW more susceptible to attack, as has occurred with Ethereum Classic.
We do not believe we are required to support any fork or provide the benefit of any forked digital asset to our customers. However, we may in the future be subject to claims by customers arguing that they are entitled to receive certain forked digital assets by virtue of digital assets that they currently hold. If any customers succeed on a claim that they are entitled to receive the benefits of a forked digital asset that we do not or are unable to support, we may be required to pay significant damages, fines or other fees to compensate customers for their losses.
A fork can also divert investors from the supported digital asset to new assets on the fork that are not supported by Figure Exchange. We may not be able to support the forked digital assets for technical, legal, or other reasons. This can adversely impact the trading volume on Figure Exchange.

Future forks may occur at any time. A fork can lead to a disruption of networks and our information technology systems, cybersecurity attacks, replay attacks, or security weaknesses. Such disruption and loss could cause us to be exposed to liability, even in circumstances where we have no intention of supporting an asset compromised by a fork.
From time to time, we may encounter technical issues in connection with the integration of supported digital assets and changes and upgrades to their underlying networks, which could adversely affect our business.
In order to support a digital asset, a variety of front and back-end technical and development work is required to integrate such supported digital asset with our existing technical infrastructure. For certain digital assets, a significant amount of development work is required and there is no guarantee that we will be able to integrate successfully with any existing or future digital asset. In addition, such integration may introduce software errors or weaknesses into Figure Exchange, including our existing infrastructure. Even if such integration is initially successful, any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions, or security weaknesses to Figure Exchange. If we are unable to identify, troubleshoot and resolve any such issues successfully, we may no longer be able to support such digital asset, and Figure Exchange and technical infrastructure may be affected, all of which could adversely impact our business.
If miners or validators of any supported digital asset demand high transaction fees, our business, financial condition, and results of operations may be adversely affected.
Customers incur transaction fees when they send certain digital assets from their Figure Markets account to a non-Figure Markets account. In addition, we pay transaction fees when we move digital assets for various operational purposes, for which we do not charge our customers. Such fees have been and may continue to be unpredictable, and may vary depending on a range of factors including activity levels on the relevant blockchain network and parameters specified by the governance processes of the relevant blockchain network. In addition, for PoW and PoS networks, if the block rewards for miners or validators on any blockchain network are not sufficiently high to incentivize miners or validators, miners or validators may demand higher transaction fees, or reject low transaction fees and force users to pay higher fees, which could adversely affect our business, financial condition and results of operations.
Future developments regarding the treatment of digital assets for U.S. and non-U.S. tax purposes could adversely impact our business, financial condition, and results of operations.
Due to the new and evolving nature of digital assets and the absence of comprehensive legal and tax guidance with respect to digital asset products and transactions, many significant aspects of the U.S. and non-U.S. tax treatment of transactions involving digital assets, such as the purchase and sale of digital assets on Figure Exchange, as well as the provision of staking rewards and other digital asset incentives and rewards products, are uncertain, and it is unclear whether, when and what guidance may be issued in the future on the treatment of digital asset transactions for U.S. and non-U.S. tax purposes.
In 2014, the U.S. Internal Revenue Service (the “IRS”) released Notice 2014-21, discussing certain aspects of “virtual currency” for U.S. federal income tax purposes and, in particular, stating that such virtual currency is “property,” is not “currency” for purposes of the rules relating to foreign currency gain or loss, and may be held as a capital asset. From time to time, the IRS has released other notices and rulings relating to the tax treatment of virtual currency or digital assets reflecting the IRS’s position on certain issues. The IRS has not addressed many other significant aspects of the U.S. federal income tax treatment of digital assets and related transactions.
There continues to be uncertainty with respect to the timing, character and amount of income inclusions for various digital asset transactions including, but not limited to lending and borrowing digital assets, and other digital asset incentives and products that we offer. Although we believe our treatment of digital asset transactions for federal income tax purposes is consistent with existing positions from the IRS and/or existing U.S. federal income tax principles, because of the rapidly evolving nature of digital asset innovations and the increasing variety and complexity of digital asset transactions and products, it is possible the IRS and various U.S. states may disagree with our treatment of certain digital asset offerings for U.S. tax purposes, which could adversely affect our customers and the vitality of our business. Similar uncertainties exist in the foreign markets in which we operate with respect to direct and indirect taxes, and these uncertainties and potential adverse interpretations of tax law could impact the amount of tax we and our non-U.S. customers are required to pay, and the vitality of our platforms outside of the United States.
There can be no assurance that the IRS, the U.S. state revenue agencies, local U.S. tax authorities or non-U.S. tax authorities will not alter their respective positions with respect to digital assets in the future or that a court would uphold the treatment set forth in existing positions. It also is unclear what additional tax authority positions, regulations, or legislation may be issued in the future on the treatment of existing digital asset transactions and future digital asset innovations under U.S. federal, U.S. state or local, or non-U.S. tax law. Any such developments could result in adverse tax consequences for holders of digital assets and could have an adverse effect on the value of digital assets and the broader digital asset markets. Future technological and operational developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. and non-U.S. tax purposes. The uncertainty regarding tax treatment of digital asset transactions impacts our customers, and could impact our business, both domestically and abroad.
Our tax information reporting obligations with respect to digital asset transactions are subject to change.
Although we believe we are compliant with U.S. tax reporting and withholding requirements with respect to our customers’ digital asset transactions, the exact scope and application of such requirements, including but not limited to U.S. onboarding requirements through IRS Forms W-9 and W-8, backup withholding, non-resident alien withholding, and IRS Form 1099 and IRS Form 1042-S reporting obligations, is not entirely clear for all of the digital asset transactions that we facilitate. In November 2021, the U.S. Congress passed the Infrastructure Investment and Jobs Act, providing that brokers (which appear to include exchanges such as Figure Exchange) would be responsible for reporting to the IRS the transactions of their customers in digital assets, including transfers to other exchanges or non-exchanges. In June 2024, the U.S. Treasury Department and the IRS released final regulations and issued other administrative guidance on tax information reporting for digital assets (the “Final Regulations”). The Final Regulations introduce new rules related to our tax reporting and withholding obligations on our customer transactions in ways that differ from our existing compliance protocols, and there can be no assurance that we will have proper records to ensure compliance for certain legacy customers or transactions. The Final Regulations will require us to invest substantially in new compliance measures. If the IRS determines that we are not in compliance with our tax reporting or withholding requirements with respect to customer digital asset transactions, we may be exposed to significant taxes and penalties, which could adversely affect our business, financial condition and results of operations. The Final Regulations will require us to invest substantially in new compliance measures and may require significant retroactive compliance efforts, which also could adversely affect our business, financial condition, and results of operations.
Similarly, it is likely that new rules for reporting digital assets under the global “common reporting standard” as well as the “crypto-asset reporting framework” will be implemented on our international operations, creating new obligations and a need to invest in new onboarding and reporting infrastructure. Such rules are under discussion by the member and observer states of the Organization for Economic Cooperation and Development and by the European Commission on behalf of the member states of the European Union. These new rules may give rise to potential liabilities or disclosure requirements for prior customer arrangements and new rules that affect how we onboard our customers and report their transactions to taxing authorities. Additionally, the European Union has issued directives, commonly referred to as the Central Electronic System of Payment information, requiring payment service providers in the European Union to report certain cross-border transactions to taxing authorities on a quarterly basis beginning in January 2024. Any actual or perceived failure by us to comply with the above or any other emerging tax regulations that apply to our operations could harm our business.
The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies on certain topics. If financial accounting standards undergo significant changes, our results of operations could fluctuate.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (the “FASB”), the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls and many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedent for the financial accounting of digital assets and related valuation and revenue recognition. Moreover, a change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in December 2023, the FASB issued Accounting Standards Update No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (ASU 2023-08): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which represents a significant change in how entities that hold digital assets will account for certain of those holdings. Previously, digital assets held were accounted for as intangible assets with indefinite useful lives, which required us to measure digital assets at cost less impairment. Effective as of January 1, 2024, we adopted ASU 2023-08, which requires us to measure digital assets held at fair value at each reporting date, with fair value gains and losses recognized through net income. Fair value gains and losses can increase the volatility of our net income, especially if the underlying digital asset market is volatile. Additionally, on March 31, 2022, the staff of the SEC issued Staff Accounting Bulletin No. 121 (“SAB 121”), which represented a significant change regarding how a company safeguarding digital assets held for its platform users reports such digital assets on its balance sheet and required retrospective application as of January 1, 2022. In January 2025, the staff of the SEC issued SAB No. 122 (“SAB 122”), which rescinds the previously issued interpretive guidance included within SAB 121. We have adopted SAB 122 as of December 31, 2024 on a retrospective basis.
Uncertainties in or changes to regulatory or financial accounting standards could result in the need to change our accounting methods and may retroactively affect previously reported results and impair our ability to provide timely and accurate financial information, which could adversely affect our financial statements, result in a loss of investor confidence, and more generally impact our business, financial condition, and results of operations.
Our strategy and focus on delivering high-quality, compliant, easy-to-use, and secure digital assets-related financial services may not maximize short-term or medium-term financial results.
We have taken, and expect to continue to take, actions that we believe are in the best interests of our customers and the long-term interests of our business, even if those actions do not necessarily maximize short-term or medium-term results. These include expending significant managerial, technical, and legal efforts on complying with laws and regulations that are applicable to our products and services and ensuring that our products are secure. We also focus on driving long-term engagement with our customers through innovation and developing new products and technologies. These decisions may not be consistent with the short-term and medium-term expectations of our stockholders and may not produce the long-term benefits that we expect, which could have an adverse effect on our business, financial condition, and results of operations.
Banking relationships in the digital asset space have been difficult to obtain and maintain in the recent regulatory climate. Loss of a critical banking or insurance relationship could adversely impact our business, financial condition, and results of operations.
We rely on bank relationships to provide banking rails for our platform. Given the industry in which we operate, our banking partners may view us as a higher risk customer for purposes of their AML programs, notwithstanding the fact that the subsidiaries through which we operate hold all required licenses for their current activities.
We may face difficulty establishing or maintaining banking relationships due to instability in the global banking system, increasing regulatory uncertainty and scrutiny, or our banking partners’ policies. The loss of banking partners or the imposition of operational restrictions by banking partners and the inability for us to utilize other redundant financial institutions may result in a disruption of business activity as well as regulatory risks. In addition, as a result of the myriad of regulations, the risks of digital assets generally, the adverse reputational impact of widely publicized negative events (such as FTX Trading Ltd.’s collapse) on our industry, implicit or explicit pressure from banking regulators and supervisors, or in the event of an adverse outcome of any SEC litigation, financial institutions in the United States and globally may decide to not provide, or be prohibited from providing, account, custody, or other financial services to us or the digital asset industry generally.
If the financial institutions we rely on face bank resolution or failure, limit or stop their digital asset activities, or if banking access for digital asset participants is restricted in a certain country, it could lead to temporary delays or unavailability of critical services in that country. This may affect our operations, reduce the availability of vendors or quality of services available to us or our customers, and cause a general disruption in the digital asset industry, potentially reducing activity on our platform, which may adversely impact our business, financial condition, and results of operations. Furthermore, the interruption or termination of certain of our banking relationships may lead to non-compliance with regulatory licenses that we maintain and could subject us to litigation (including damages), investigation, enforcement and other regulatory and legal action and penalties.
We also rely on insurance carriers to insure customer losses resulting from a breach of our physical security, cybersecurity, or by employee or third-party theft. Our ability to maintain such insurance is subject to the insurance carriers’ ongoing underwriting criteria and our inability to obtain and maintain appropriate insurance coverage could cause a substantial business disruption, adverse reputational impact, inability to compete with our competitors, and regulatory scrutiny.
We currently support, and expect to continue to support, certain smart contract-based digital assets. If the underlying smart contracts for these digital assets do not operate as expected, or if the fundamental premise of smart contract acceptance or function shifts, our business, financial condition, and results of operations could be adversely affected.
We currently support, and expect to continue to support, various digital assets that represent units of value on smart contracts deployed on a third-party blockchain. Smart contracts are programs that can store, automatically execute and transfer value, or conduct other operations when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming and design can have damaging effects. For instance, in April 2018, a batch overflow bug was found in many Ethereum-based ERC-20-compatible smart contract tokens that allowed hackers to create a large number of smart contract tokens, causing multiple digital asset platforms worldwide to shut down ERC-20-compatible token trading. Similarly, in March 2020, a design flaw in the MakerDAO smart contract caused forced liquidations of digital assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited digital assets into the smart contract. If any such vulnerabilities or flaws come to fruition, smart contract-based digital assets, including those held by our customers on Figure Exchange, may suffer negative publicity, be exposed to security vulnerabilities, decline significantly in value, or lose liquidity over a short period of time.
In some cases, smart contracts can be controlled by one or more admin keys or users with special privileges, or “super-users.” These users have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract. For smart contracts that hold a pool of reserves, these users may also be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super-user or group of core members unilaterally makes adverse changes to a smart contract, the design, functionality, features and value of the smart contract and its related digital assets may be harmed.
In addition, digital assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable or irrecoverable. Super-users that have control over these smart contracts can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super-user privileges of a smart contract, or if a smart contract’s super users or core community members take actions that adversely affect the smart contract, our users who hold and transact in the affected digital assets may experience decreased functionality and value of the applicable digital assets, up to and including a total loss of the value of such digital assets. Although we do not control these smart contracts, any such events could cause users to seek damages against us for their losses, result in reputational damage to us, or in other ways adversely impact our business, financial condition, and results of operations.
We rely on external financial and tax advisors to provide us with accurate advice, which may be wrong or inaccurate. We may not be able to onboard external financial or tax advisors with the right skill sets and experience in the blockchain technology and digital assets industry and may not be able to maintain the services of external auditors.
Due to the complexity and novelty of the law, regulations, and accounting standards relevant to blockchain technology and the digital assets industry, from time to time we rely on external financial and tax advisors to provide us with accurate advice. However, as the industry is relatively new, the interpretation of the applicable laws, regulations and accounting standards by our external advisors may be different from that of government authorities and may be wrong or inaccurate.
As there is a limited pool of suitably qualified financial and tax advisors with sufficient expertise in digital assets and blockchain technology, we may not be able to onboard external advisors with the right skill sets and experience. We may incur increased costs in obtaining external financial and tax advice from advisors with the appropriate level of quality and expertise.
The redemption risk, pricing risk, and regulatory risk associated with stablecoins may adversely affect our business, financial condition, and results of operations.
Stablecoins are digital assets designed to minimize price volatility. A stablecoin is designed to track the price of an underlying asset such as fiat currency or an exchange-traded commodity. We currently support and use certain stablecoins in our business lines, and our wholly-owned subsidiary, Figure Certificate Company (“FCC”), launched YLDS, an interest-bearing transferable stablecoin, in February 2025.
Stablecoins have a unique risk associated with redemption of the token for the underlying asset and divergence between the intended redemption rate of the stablecoin and secondary market trading prices. The underlying assets are often invested into perceived “safe” investments such as U.S. Treasury securities. However, there is no guarantee that the underlying assets are put into instruments that are as safe as they may be perceived to be. There is a risk that the assets may not be redeemable at the 1:1 redemption ratio (i.e., one U.S. dollar for one stablecoin) if an issue occurs with the underlying asset. The issuers of stablecoins may also not be able to provide sufficient underlying assets to back the stablecoins. Moreover, even if marketed or intended to be redeemable with the stablecoin issuer at a 1:1 ratio, there is no guarantee that a stablecoin will trade in the secondary market at or close to such redemption value. In this regard, various market factors, including factors including trade liquidity and sentiment and perception regarding a stablecoin and its backing with underlying assets, may result in a stablecoin trading in the secondary markets at a value other than (or “depegging” from) a 1:1 value with the U.S. dollar. For example, the USDC stablecoin issued by Circle temporarily depegged and traded at a secondary price below one U.S. dollar in March 2023 in the context of the collapse of Silicon Valley Bank due to concerns that some of the funds backing USDC were held in deposits with Silicon Valley Bank.
In addition, the regulatory treatment of fiat-backed stablecoins remains highly uncertain, particularly for stablecoins, such as YLDS, that are not "payment stablecoins" subject to the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the "GENIUS Act"), which is federal stablecoin legislation that was enacted on July 18, 2025. The resale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, anti-money laundering, commodities, securities, sanctions, and other laws and regulations in the various jurisdictions relevant to our business. The risks associated with stablecoins may adversely affect interest in and demand for the products and services we seek to offer, and subject us to additional regulatory uncertainties, which may result in enforcement actions, litigation, significant costs being incurred, fines, and other penalties, as well as adversely affect our business, financial condition, and results of operations.
A significant amount of the trading volume on Figure Exchange is derived from a relatively small number of customers, and the loss of these customers, or a reduction in their trading volume, could have an adverse effect on our business, financial condition, and results of operations.
A relatively small number of institutional market makers and high-transaction volume customers account for a significant amount of the trading volume on Figure Exchange. For example, our top seven customers accounted for 91% and 99% of the trading volume on Figure Exchange during the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. Further, through September 30, 2025, we had three large institutional customers that made up the majority of the volume on Figure Exchange. To facilitate their activities, we provided a loan to one of these customers for a total of $1.4 million as of September 30, 2025. The key terms for this loan includes an initial annual interest rate of 7.0% and a term of 30 days, which automatically renews each month until the loan is repaid by the customer or we call on such loan. The customer is required to maintain 20% collateral for the loan on Figure Exchange. Except for this loan and our customary terms of service that are entered into by all of our customers, we have not entered into any other agreements with such institutional investors. Figure Exchange did not charge transaction fees at such date but has since charged, and will continue to charge, transaction fees in the future. We expect significant trading volume and revenue attributable to these customers for the foreseeable future, including revenue attributable to transaction fees. A loss of these users, or a reduction in their trading volume, and our inability to replace these users with other users, could have an adverse effect on our business, financial condition, and results of operations.
Revenue from Figure Exchange is concentrated in a limited number of areas, particularly transactions in Bitcoin, Ether, and HASH. If revenue from these areas declines and is not replaced by new trading in other digital assets or demand for other products and services, our business, financial condition, and results of operations could be adversely affected.
While we support a diverse portfolio of products and services, our revenue from Figure Exchange is concentrated in transactions in Bitcoin, Ether, and HASH (the native digital asset of the Provenance Blockchain). During 2022 and 2023, the value of Bitcoin, Ether, and other digital assets declined steeply. While the value of many digital assets recovered in 2024, they fell significantly again during the first quarter of 2025. If the value of these digital assets does not continue to increase or declines in the future, our business, financial condition, and results of operations could be adversely affected. As such, in addition to the factors impacting the broader digital asset industry described herein, our revenue may be adversely affected if the markets for Bitcoin, Ether, or HASH deteriorate or if their prices decline, including because of the following factors:
•the reduction in mining rewards of Bitcoin, including block reward halving events, which are events that occur after a specific period of time and reduces the block reward earned by miners;
•public sentiment related to the actual or perceived environmental impact of blockchain technology and related activities, including environmental concerns raised by private individuals and governmental actors related to the energy resources consumed in the Bitcoin mining process;
•disruptions, hacks, forks, attacks by malicious actors who control a significant portion of the networks’ hash rate through double spend or 51% attacks, and similar incidents affecting the Bitcoin or Ethereum networks;
•forks resulting in the creation of and divergence into multiple separate networks, such as Bitcoin Cash and Ethereum Classic;

•informal governance led by Bitcoin and Ethereum core developers that leads to revisions to the underlying source code or inactions that prevent network scaling, and which evolves over time largely based on self-determined participation, which may result in new changes or updates that affect their speed, security, usability, or value;
•the ability for Bitcoin and Ethereum Networks to resolve significant scaling challenges and increase the volume and speed of transactions;
•transaction congestion and fees associated with processing transactions on the Bitcoin and Ethereum networks;
•the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed Bitcoin, or the transfer of Nakamoto’s Bitcoin;
•developments in mathematics, technology, digital computing, algebraic geometry, and quantum computing that could result in the cryptography which is used by Bitcoin and Ethereum Networks becoming insecure or ineffective;
•adverse legal proceedings or regulatory enforcement actions, judgments, or settlements impacting digital asset industry participants;
•regulatory, legislative, or other compulsory or informal restrictions or limitations on Bitcoin and Ethereum lending, mining, or staking activities;
•liquidity and credit risk issues experienced by other digital asset platforms and other participants of the digital asset industry; and
•laws and regulations affecting the Bitcoin and Ethereum Networks or access to these networks, including a determination that either Bitcoin, Ether, or HASH constitutes a security or other regulated financial instrument under the laws of any jurisdiction.
Risks Related to Third Parties
We sell a significant percentage of our loans to a concentrated number of loan purchasers on the secondary market, and the loss of one or more significant purchasers could adversely affect our business, financial condition, and results of operations.
While we continue to diversify and add more loan purchasers, we currently sell a significant percentage of our loans to a concentrated number of loan purchasers. For example, our top three loan purchasers in 2024 collectively accounted for 38% of our loan sale volume, and individually accounted for 15%, 14%, and 10%, or $0.7 billion, $0.6 billion, and $0.4 billion, respectively. Our top three loan purchasers in 2023 collectively accounted for approximately 63% of our loan sale volume, and individually accounting for 29%, 22%, and 13% of our loan volume, or $0.9 billion, $0.7 billion, and $0.4 billion, respectively. These values do not include loans sold in Figure Securitizations, which totaled $456 million in 2024 and $664 million in 2023. We continue to diversify our loan purchaser ecosystem by adding new buyers in addition to securitizing loans. There are inherent risks whenever a large percentage of a business is concentrated with a limited number of parties. It is not possible for us to predict the future level of demand for our loans by these or other purchasers. In addition, purchases of our loans by these purchasers have historically fluctuated and may continue to fluctuate based on a number of factors, some of which may be outside of our control, including economic conditions, government-sponsored enterprise involvement in the purchase and securitization of similar lending products, the availability of alternative investments, changes in the terms of the loans, loans offered by competitors, prevailing interest rates, and a change in business plan, liquidity or strategy by the purchaser. If any of these purchasers significantly reduces the dollar amount of the loans it purchases from us, we may be unable to sell those loans to another purchaser on favorable terms or at all, which may require us to reduce originations or hold additional loans on our balance sheet and may reduce our flexibility in making financing decisions. In addition, the loss of one or more of our significant loan purchasers could increase the volatility of the mark-to-market methodology we use to determine the fair value of the loans we hold on our balance sheet, which could adversely affect our business, financial condition, and results of operations.
Our counterparties may terminate our servicing rights pursuant to servicing agreements under which we conduct servicing activities.
Our business depends in part on our ability to effectively service loans in accordance with the terms of our servicing agreements with third parties. Additionally, we contract with subservicers to service certain loans, while retaining ultimate responsibility and liability to our counterparties for the subservicer’s performance. Our servicing agreements generally include provisions that allow our counterparties to terminate our servicing rights under certain conditions, which may include non-compliance with financial obligations, breach of contractual terms, or failure to adhere to legal and regulatory requirements. Moreover, these agreements generally allow our counterparties to terminate and transfer our servicing rights at their discretion at any time, which they may choose to do based on preferential relationships with other servicers, changes to their operations, or general dissatisfaction with our or a subservicer’s performance. In the event of termination of our servicing rights, we may be required to transfer our servicing rights to a successor servicer on short notice and without compensation. A large number of requested transfers to a successor servicer could disrupt our operations. If we were to have our servicing rights terminated on a material portion of our servicing portfolio, this could adversely affect our business, financial condition, and results of operations.
Failure of vendors to perform their contractual agreements embedded in our products and services and our failure to effectively oversee vendor operations could adversely affect our business, financial condition, and results of operations.
We contract with vendors and service providers who perform services for us or to whom select functions are delegated and integrated into our processes. In some cases, third-party vendors are one of a limited number of sources. These service providers are critical to our maintaining a high level of automation on our platform; without certain vendors, we would experience disruption to our LOS that could prevent our platform from originating loans until we identify and integrate a replacement vendor. In addition to vendors that are integrated into our LOS, such as credit reporting agencies and residential property and consumer data providers, we rely on vendors for key information technology tasks, including maintenance of system availability, cybersecurity, and data integrity. For example, we use the following capabilities of GCP: infrastructure and scalability resources, security measures, a high-performance network that supports system availability by minimizing latency and providing reliable connectivity, and data storage, protection, privacy, and integrity. We utilize a variety of other vendors to detect and defend against malicious activity and threats. Our arrangements with vendors and service providers have in the past and may in the future disrupt or degrade our operations if they fail to satisfy their obligations to us or if they were to stop providing services to us either on a temporary or permanent basis. We may be unable to replace these vendors and service providers in a timely and efficient manner, on similar terms, or at all. In addition, our vendors and service providers may fail to operate in compliance with applicable laws, regulations, and rules. Despite our efforts to monitor our vendors and service providers with which we transact business, there is no guarantee that they will comply with their contractual obligations as agreed to or applicable laws and regulations. Failure to maintain an effective vendor oversight program and monitor our vendors’ compliance with applicable laws could result in fines, penalties or other liability for errors and omissions by these vendors and service providers, which could adversely affect our business, financial condition, and results of operations.
Risks Related to Market and Interest Rates
Our business is significantly impacted by interest rates. Changes in prevailing interest rates or U.S. monetary policies that affect interest rates could adversely affect our business, financial condition, and results of operations.
Interest rate fluctuations have a significant effect on our results of operations and cash flows. Our financial performance is directly affected by changes in prevailing interest rates, which may subject our financial performance to substantial volatility. We are particularly affected by the policies of the U.S. Federal Reserve, which influence interest rates and impact the size of the loan production market. In 2021, the U.S. Federal Reserve ended its quantitative easing program and started its balance sheet reduction plan. The U.S. Federal Reserve’s balance sheet consists of U.S. Treasury securities and mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. Recently, the U.S. Federal Reserve has increased significantly its primary policy rate, which has and may continue to result in increased interest rates in the future. Since HELOC origination volumes tend to increase in rising interest rate environments and decrease in decreasing rate environments, we are exposed to cyclical changes as a result of shifts in interest rates. Fluctuations in interest rates significantly impact every aspect of our operations:
•Increases in interest rates beginning in April 2021 led to a sizable reduction of the refinance market as fewer customers are incentivized to refinance their loans, which has had a positive effect on revenues from our HELOCs, as this product has become more attractive to customers. While our borrowing costs have also risen as benchmark rates increased, this increase in costs has had a minimal effect on our business given we increase rates on our HELOCs as rates rise. We expect our borrowing costs to increase to the extent interest rates increase; at the same time, we expect our borrowing costs to come down over time relative to benchmark rates as our product matures and our financing partners become more comfortable with our HELOCs. If interest rates were to fall significantly from current levels, we would expect a compression in the market for HELOCs.

•The interest rates associated with our digital assets-secured personal loans are fixed based on initial loan-to-value ratios, but fluctuations in market interest rates can influence borrower demand and the attractiveness of these loans.
•The market value of a loan held for sale generally declines as interest rates rise. Changes in interest rates between origination and sale of the loan can expose us to loan losses.
•Changes in interest rates are also a key driver of the revenue we receive from the value of servicing rights. Historically, the value of servicing rights has increased when interest rates rise as higher interest rates lead to decreased prepayment rates, and has decreased when interest rates decline as lower interest rates lead to increased prepayment rates. As a result, decreases in interest rates could adversely affect our business, financial condition, and results of operations.
•Higher interest rates also lead to higher payment obligations by our borrowers to us and to their creditors under mortgage, credit card, and other consumer and merchant loans, which might reduce our borrowers’ ability to satisfy their obligations to us, including failing to pay for securities purchased, meet minimum credit card payments, deliver securities sold, or meet margin calls, and therefore lead to increased delinquencies, charge-offs, and allowances for loan and interest receivables, which could have an adverse effect on our net income. Fluctuations in interest rates could adversely impact our borrowers’ general spending levels and ability and willingness to invest and spend through our platform.
Our business, financial condition, and results of operations could be adversely affected by the financial markets, digital asset markets, fiscal, monetary, and regulatory policies, and economic conditions generally.
Our business, financial condition, and results of operations are directly affected by elements beyond our control, including general economic, political, social and health conditions in the United States and in countries abroad. These elements can arise suddenly, and the full impact can remain unknown or result in adverse effects, including, but not limited to, extreme volatility in credit, equity, foreign currency and digital asset markets, changes to buying patterns of our customers and prospective customers or reductions in the credit quality of our customers.
In particular, markets in the United States or abroad have been and may in the future be affected by the level and volatility of interest rates, availability and market conditions of financing, recessionary pressures, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, federal government shutdowns, developments related to the U.S. federal debt ceiling, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, market volatility, liquidity of the global financial markets, the growth of global trade and commerce, exchange rates, trade policies, the availability and cost of capital and credit, disruption of communication, transportation, or energy infrastructure, and investor sentiment and confidence. Additionally, global markets have been and may in the future be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, terrorism, or other geopolitical events which may affect our results of operations. For example, although we do not have operations in Ukraine, Russia, Israel, or Iran, the ongoing wars in Ukraine and Israel have led and could in the future lead to macroeconomic effects, including volatility in commodity prices and the supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, as well as an increase in cyberattacks and espionage. Also, any sudden or prolonged market downturn in the United States or abroad, as a result of the above factors or otherwise, could adversely affect our business, financial condition, and results of operations, including our capital and liquidity levels.
Significant downturns in the securities markets or in general economic and political conditions may also impair customers’ ability to refinance or sell their residential properties, which may contribute to higher delinquency and default rates. Customers seeking to avoid increased monthly payments by refinancing may no longer be able to find available replacement loans if prevailing underwriting standards are more stringent. Despite recent home price appreciation in certain markets, home price depreciation experienced to date, and any further price depreciation, may also leave customers with insufficient equity in their homes to permit them to refinance. These events could cause customers to default on their mortgage loans and other debts, including HELOCs and other loans we offer. In addition, such significant downturns may cause funding and liquidity concerns for our current and prospective partners, reducing their adoption and use of our Partner-branded products. Conversely, significant upturns in the securities markets or in general economic and political conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could adversely affect our business, financial condition, and results of operations. In addition, a prolonged weakness in the U.S. equity markets or a general extended economic downturn could cause our customers or partners to incur losses, which in turn could cause our brand and reputation to suffer. If our reputation is harmed, the willingness of our existing customers or partners and potential new customers or partners to do business with us could be negatively impacted, which would adversely affect our business, financial condition, and results of operations.
Evolving laws, regulatory policies, and political priorities at the federal and state levels, both domestically and internationally, present ongoing risks to economic activity, our customers and partners, our counterparties and our earnings and operations. Evolving areas include, but are not limited to, financial and digital asset regulation, taxation, international trade, fiscal policy, climate change, health care, and data privacy. For example, changes, or proposed changes, to certain U.S. trade and international investment policies, particularly with important trading partners (including China and the European Union) have in recent years negatively impacted financial markets and could have negative implications in the future. Geopolitical instability, including actions taken by other countries, particularly China and Russia, to restrict the activities of businesses, or engage in acts of aggression, could also negatively affect financial markets. An escalation of these or other tensions could lead to further measures that adversely affect financial markets, disrupt world trade and commerce, and lead to trade retaliation, including through the use of duties and tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury securities.
Any of these developments could adversely affect our business, financial condition, and results of operations, as well as our customers and partners, the value of our loan portfolios, our level of charge-offs and provision for credit losses, our capital levels, and our liquidity.
Figure Exchange’s results of operations have and will fluctuate, including due to the highly volatile nature of digital assets.
Figure Exchange’s results of operations are dependent on digital assets and the broader digital asset economy. Due to the highly volatile nature of the digital asset economy and the prices of digital assets, which have experienced and continue to experience significant volatility, our results of operations could fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader digital asset economy. Our results of operations may fluctuate as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:
•our dependence on offerings that are dependent on digital asset trading activity, including trading volume and the prevailing trading prices for digital assets, whose trading prices and volume can be highly volatile;
•our ability to attract, maintain, and grow our customer base and engage our customers;
•changes in the legislative or regulatory environment, or actions by U.S. or foreign governments or regulators, including fines, orders, or consent decrees;
•regulatory changes or scrutiny that impact our ability to offer certain products or services;
•increased regulatory certainty, which could lead to greater competition from traditional financial services firms and other competitors with broader access to financial resources;
•our ability to continue to diversify and grow our revenue;
•pricing for or temporary suspensions of our products and services;
•investments we make in the development of products and services as well as technology offered to our developers, international expansion, and sales and marketing;
•adding digital assets to, or removing digital assets from, our platform;
•our ability to establish and maintain partnerships, collaborations, joint ventures, or strategic alliances with third parties;
•market conditions of, and overall sentiment towards, the digital asset economy;
•macroeconomic conditions, including interest rates, inflation and instability in the global banking system;
•adverse legal proceedings or regulatory enforcement actions, judgments, settlements, or other legal proceeding and enforcement-related costs;
•the development and introduction of new products and services by our competitors;

•our ability to control costs, including our operating expenses incurred to grow and expand our operations and to remain competitive;
•system failure, outages or interruptions, including with respect to Figure Exchange and third-party digital asset networks;
•our lack of control over decentralized or third-party blockchains and networks that may experience downtime, cyberattacks, critical failures, errors, bugs, corrupted files, data losses, or other similar software failures, outages, breaches, and losses;
•real or perceived improper unauthorized use of, disclosure of, or access to confidential, proprietary, personal, or sensitive data;
•breaches of security or privacy; and
•our ability to attract and retain talent.
As a result of these factors, it is difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term. In view of the rapidly evolving nature of our business and the digital asset economy, period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as an indication of future performance. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates. Our results of operations in one or more future quarters may fall below the expectations of securities analysts and investors.
Our loan financing and selling strategy exposes us to interest rate volatility risk.
Borrowings under our warehouse credit facilities are at variable rates of interest, which exposes us to interest rate risk. Interest rates may fluctuate significantly during the period between loan origination and the securitization or sale of such loans, which can increase or decrease the spread between the rate at which we originated loans and the current market price for such loans. For the nine months ended September 30, 2025, the weighted average time between the date of origination to the date of sale for our whole loan sales was approximately 20 business days. The weighted average number of days from origination to securitization was approximately 44 business days for the same period. Volatile interest rate environments can lead to volatility in our results of operations. As interest rates increase, we may need to sell our loans at a loss, and our debt service obligations on certain of our variable-rate indebtedness will also increase, which could adversely affect our business, financial condition, and results of operations.
We have implemented and maintain an interest rate hedging program designed to reduce our exposure to changes in prevailing interest rates. However, there can be no assurance that the program will be successful in eliminating all or some interest rate risks described above. If we fail to effectively manage this risk amidst competitive pressures and changing economic conditions, our business, financial condition, and results of operations could be adversely affected.
Information Technology and Data Risks
Technology disruptions or failures in, and cyberattacks or other breaches or incidents relating to, our operational, security or fraud-detection systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm, and adversely affect our business, financial condition, and results of operations.
We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, related software applications, data centers, and Provenance Blockchain, as well as those of certain third parties.
Our websites and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. Our technology must provide a loan application experience and product offerings that equal or exceed the experience provided by our competitors. We have in the past and may in the future experience service disruptions and failures caused by system, network or software failures, fire, power loss, telecommunications failures, including those of internet service providers, team member misconduct or other malfeasance, human error, denial of service or information, security breaches or incidents, cyberattacks, including computer hackers, ransomware, computer viruses and disabling devices, malicious or destructive code, acts of terrorism or war, physical or electronic break-ins, or other events, disruptions, or intrusions, as well as natural disasters, health pandemics, and other similar events.

In particular, cybersecurity risks for lenders have significantly increased in recent years. We, our clients, loan applicants, third-party service providers, regulators, and other third parties have been subject to, and are likely to continue to be the target of, cyberattacks and other means of perpetuating security breaches and incidents that threaten the confidentiality, integrity and availability of our IT systems and Confidential Information (as defined below). These cyberattacks and other means could include computer viruses, malicious or destructive code, phishing and other social engineering attacks, credential stuffing and other brute force attacks, ransomware, denial of service or information, and improper access by team members or third-party vendors or other security breaches that could result in the loss, unavailability, destruction or unauthorized release, access to, gathering, monitoring, use, or other processing of our or our customers’ data, our intellectual property, or confidential, proprietary, or sensitive business information (collectively, “Confidential Information”), or otherwise materially disrupt our or our clients’ and loan applicants’ or other third parties’ network or systems access or use, or other business operations. We and our third-party service providers have experienced certain security breaches and incidents, and have previously experienced service disruptions, and we cannot be sure that we will not experience interruptions or delays in our service, or cyberattacks or other security breaches or incidents, in the future. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, and to prevent or detect security breaches and incidents, we cannot assure you that such measures will be successful, that we will be able to anticipate or detect all cyberattacks or compromises, breaches, or incidents, that we will be able to react to cyberattacks or compromises, breaches, or incidents in a timely manner, or that our remediation efforts will be successful. While we generally perform cybersecurity due diligence on our key third-party service providers, we do not control our service providers and our ability to monitor their cybersecurity practices is limited. We face evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware. Cyberattacks are expected to evolve and accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our systems, confidential information or business. Additionally, geopolitical tensions and events such as the wars in Ukraine and Israel may increase the risk of cyberattacks. Any failure to prevent or mitigate security breaches and incidents and unauthorized access to or disclosure or other processing of data, including personal information, content, or payment information from our customers, could result in the loss, destruction, unavailability, modification, disclosure, or other unauthorized use or other processing of such data. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and confidential information. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. We may incur significant costs in connection with remediation efforts and other actions in connection with actual or suspected compromises, breaches, or incidents, including the costs of notifying applicable regulators and affected users, offering credit monitoring services, or upgrading or replacing our cybersecurity systems, frameworks, and protocols. We may also incur negative publicity or significant legal and financial exposure, including regulatory investigations and other proceedings, private claims, demands, litigation, and other proceedings, higher transaction fees, and damages, fines, penalties, and other liabilities as a result of any actual or perceived cyberattack, compromise or breach of, or incident impacting, our systems or cybersecurity, or the systems and cybersecurity of our third-party providers. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
Although we may have contractual protections with our third-party service providers that process personal information or other confidential information on our behalf, these provisions may not be sufficient to adequately protect us from any liabilities and losses relating to any cyberattack, compromise, or other security breach or incident these service providers may suffer, and we may be unable to enforce any such contractual protections. Further, with respect to any security breach suffered by a third-party service provider, we may not receive timely notice of or sufficient information about the breach or be able to exert any meaningful control or influence over how and when the breach is addressed.
While our insurance policies include liability coverage for certain of these matters, subject to retention amounts that could be substantial, if we experience a significant security breach or incident, we could be subject to liability or other damages that exceed our insurance coverage, and we cannot be certain that such insurance policies will continue to be available to us on economically reasonable and acceptable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, financial condition, and results of operations.
We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage, interrupt, or otherwise disrupt the third-party resources or services we use. Any prolonged service degradation or disruption affecting our platform could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise adversely affect our business, financial condition, and results of operations.
Our platform is accessed by many customers and prospective customers, often at the same time. As our customer base and range of product offerings continue to expand, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to grow our business and scale our operations. If our third-party service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to data centers, we could experience interruptions in access to our platform as well as delays and additional expense in arranging new facilities and services. Any service disruption affecting our platform could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise adversely affect our business, financial condition, and results of operations.
Additionally, the technology and other controls and processes we have created to help us identify misrepresented information in our loan production operations were designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately. Accordingly, such controls may not have detected, and may fail in the future to detect, all misrepresented information in our operations.
If our operations are disrupted or otherwise negatively affected by a technology disruption or failure, this could result in customer dissatisfaction and damage to our reputation and brand, and adversely affect our business, financial condition, and results of operations. We do not carry business interruption insurance sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems disruptions, failures, or similar events.
The collection, processing, use, storage, sharing, disclosure, and transmission of personal information could give rise to liabilities as a result of federal, state and international laws and regulations, as well as our failure to adhere to the privacy and data security practices that we articulate to our customers.
We collect, store, use, share, disclose, transmit, and otherwise process a large volume of personal and other non-public data, including from and about current, past, and prospective customers, as well as our employees and business contacts. We also depend on a number of third-party vendors in relation to the operation of our business, a number of which process such personal information and other non-public data on our behalf. There are federal, state, and foreign laws, rules and regulations regarding privacy, data security and the collection, use, storage, protection, sharing, disclosure, transmission, and other processing of personal information and non-public data, many of which currently and may in the future apply to our business. These requirements, and their application, interpretation and amendment are constantly evolving. It is also possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets. Additionally, many states continue to enact legislation on matters of data privacy, information security, cybersecurity, security breaches, and security breach notification requirements.
For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (as amended, the “CCPA”), grants comprehensive rights to consumers with respect to data privacy in California. The CCPA, among other things, entitles California residents to several rights, including the right to know how their personal information is being collected, used, disclosed, sold or shared, to access or request the deletion or correction of their personal information, to opt out of the sharing or sale of their personal information, and to limit the use of their sensitive personal information. The CCPA also established the California Privacy Protection Agency to oversee and enforce these requirements. Most of the personal information collected, processed, and disclosed by us is subject to the Gramm-Leach-Bliley Act (the “GLBA”) (and certain state analogs in California, Vermont, and North Dakota) and thus is exempt from the CCPA, except for consumers’ private right of action in the event of a data breach. However, personal information that falls outside the purview of the GLBA, such as business-to-business data, employee information, and web analytics, is subject to the CCPA and its regulations.

The CCPA has prompted several proposals for new federal and state-level privacy legislation. Numerous states have enacted privacy laws similar to but distinct from the CCPA that have gone or are going into effect, which creates a patchwork of overlapping but different state laws. For example, Virginia, Colorado, Utah, and Connecticut each passed laws similar to but different from the CCPA that took effect in 2023; Florida, Montana, Oregon, and Texas enacted similar laws that went into effect in 2024; Tennessee, Delaware, New Jersey, Iowa, Maryland, Minnesota, Nebraska and New Hampshire have enacted similar laws that have gone into effect in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar laws that are anticipated to go into effect in 2026. In addition, all 50 states have laws that require the provision of notification for security breaches of personal information to affected individuals, state officers or others. We cannot predict the full impact of the CCPA and other evolving legislation relating to privacy or cybersecurity on our business, financial condition, and results of operations, but such impact is potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
Moreover, we are subject to certain U.S. State laws regarding the processing of biometric identifiers, including the Illinois Biometric Information Privacy Act (“BIPA”), which applies to the collection and use of “biometric identifiers” and “biometric information” which include finger and face prints. A business required to comply with BIPA is not permitted to sell, lease, trade or otherwise profit from biometric identifiers or biometric information it collects, and is also under obligations to have a written policy with respect to the retention and destruction of all biometric identifiers and biometric information; ensure that it informs the subject of the collection and the purpose of the collection and obtains consent for such collection; and obtain consent for any disclosure of biometric identifiers or biometric information. Individuals are afforded a private right of action under BIPA and may recover statutory damages and reasonable attorneys’ fees and costs. Several class action lawsuits have been brought under BIPA, as the statute is broad and still being interpreted by the courts.
In the United States, at the federal level, we are subject to various rules and regulations with respect to privacy, data protection and cybersecurity, including the GLBA, the FCRA (as defined below), the GLBA Safeguards Rule, and those promulgated under the authority of the Federal Trade Commission (the “FTC”), which regulates unfair or deceptive acts or practices, and the CFPB, which enforces federal consumer financial laws. The GLBA, together with related regulations issued by the CFPB, restrict the collection, storage, use, disclosure, and other processing of certain personal information by financial services providers. Such regulations also require lenders and other financial institutions to provide notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of certain non-public or otherwise legally protected information. Among other obligations, the FCRA, along with its implementing regulations, limit the use and disclosure of consumer report information, which is broadly defined. CFPB guidance also imposes requirements for the safeguarding and proper destruction of personal information through the issuance of data security expectations. Pursuant to its rulemaking authority under the GLBA, in 2023, the FTC updated its Standards for Safeguarding Customer Information, setting new, minimum standards for certain financial institutions’ information security programs. These rules impose prescriptive requirements on lenders and other financial institutions relating to such programs, including in relation to accountability and oversight, performing risk assessments, encryption standards, and access controls. Additionally, in October 2024, the CFPB finalized a new rule relating to the use and storage of data by lenders and other financial service providers, including regarding data portability, which became effective in January 2025, but which may be subject to reconsideration by the CFPB under the current administration. The U.S. Congress also has considered, and may in the future consider, various proposals for privacy, data protection, and cybersecurity legislation. Additionally, in July 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require the disclosure of certain information about cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Current Report on Form 8-K, generally within four days of determining an incident is material. We will be subject to such annual report disclosure requirements starting with our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and we are currently subject to such Form 8-K requirements.
Additionally, we are considered a “user” of consumer reports provided by consumer reporting agencies (“CRAs”) under the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act (as amended, the “FCRA”). The FCRA regulates the use and sharing of consumer information collected by CRAs that bear on a consumer's credit worthiness, credit standing, credit capacity, character, general reputation, personal characteristics, or mode of living which is used or expected to be used or collected in whole or in part for the purpose of serving as a factor in establishing the consumer's eligibility for certain benefits (e.g., credit, employment, etc.), and imposes specific obligations on CRAs, “furnishers” of information to CRAs, and “users” of consumer reports. Such obligations may include restricting the sharing of information contained in a consumer report, providing consumers with an adverse action notice when such reports (or information therein) are used to make an adverse decision or take an adverse action against a consumer, and, in the context of completing employee background checks, providing a notice containing certain disclosures to the consumer and obtaining their consent. As a “user,” we must have a permissible purpose to access a consumer report, such as for credit evaluation or employment background checks. The FCRA also grants consumers specific rights, including the right to know what is in their file, request a credit score (linked to certain types of consumer reports), dispute incomplete or inaccurate information, limit prescreened offers of credit and insurance, place a fraud alert, and obtain a security freeze. Noncompliance with the FCRA can lead to civil and criminal penalties, and the FCRA permits consumers to bring a private right of action for certain violations of the FCRA.
Laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act (the “TCPA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act.
We send short message service, or SMS, text messages to customers. The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws such as the TCPA, which imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain, or our SMS texting practices are not adequate or violate applicable law. This may in the future result in civil claims against us, which could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages, costly settlements, or reputational risk.
We also send marketing messages via email and are subject to the CAN-SPAM Act. The CAN-SPAM Act imposes certain obligations regarding the content of emails and providing opt-outs (with the corresponding requirement to honor such opt-outs promptly). While we strive to ensure that all of our marketing communications comply with the requirements set forth in the CAN-SPAM Act, any violations could result in the FTC and/or state regulators/attorneys general seeking civil penalties against us.
Outside of the United States, certain foreign jurisdictions, including the European Union, have adopted onerous laws and regulations relating to data protection and cybersecurity, including the General Data Protection Regulation (”GDPR”), which may apply to our collection, use, transfer and other processing of personal information and impose significant security related obligations. The GDPR is wide-ranging in scope and imposes numerous obligations on companies that process personal data regarding individuals who are located in the European Economic Area (“EEA”) or conduct certain other processing activities connected to the EEA, including requiring that data controllers and processors maintain a record of their data processing and policies and requiring that certain measures (including contractual requirements) are put in place when engaging third-party processors. The GDPR also grants certain individuals various rights in respect of their personal data, including rights of access, erasure, portability, rectification, restriction, and objection. In addition, following the withdrawal of the United Kingdom from the European Union, the U.K. Data Protection Act 2018 (“UK GDPR”) applies to the processing of personal data that takes place in the United Kingdom and includes broadly parallel obligations to those set forth in the GDPR. Any violation of data or security laws, including the GDPR and UK GDPR, or other legal obligations could have an adverse effect on our business and result in substantial fines and penalties. Actual or perceived contraventions may also lead to civil claims including representative actions and other class action type litigation, potentially amounting to significant compensation or damages liabilities, as well as associated costs and reputational harm.
We may also be subject to complex and evolving requirements with respect to cross-border transfers of personal data out of foreign jurisdictions. The GDPR and UK GDPR place restrictions on the transfer of personal data from the European Union and the United Kingdom, as applicable, to certain third countries (including the United States), and the mechanisms to comply with such obligations are also in considerable flux and may lead to greater operational burdens, costs and compliance risks. Certain legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States, which will affect us if we begin to transfer personal data from the EEA to other jurisdictions. In July 2023, the European Commission adopted an adequacy decision in relation to the new EU-U.S. Data Privacy Framework (“EU-U.S. DPF”), rendering the EU-U.S. DPF effective as a GDPR transfer mechanism for personal data transferred from the EEA to the United States by participating United States entities. However, the EU-U.S. DPF adequacy decisions do not foreclose future legal challenges and the ongoing legal uncertainty with respect to international data transfers may increase our costs and our ability to efficiently process personal data from the EEA. Other data transfer mechanisms such as the standard contractual clauses approved by the European Commission have faced challenges in European courts, may require additional risk analysis and supplemental measures to be used, and may be challenged, suspended or invalidated. Additionally, in October 2023, a UK-U.S. Data Bridge came into force to facilitate transfers of personal data from the United Kingdom to the United States; however, this too may in the future be challenged, suspended or invalidated. Loss of our ability to lawfully transfer personal data out of the EEA and United Kingdom to the United States or any other jurisdictions may require us to increase our data processing capabilities in the EEA and/or United Kingdom at significant expense. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we perform our operations or provide our services, the geographical location or segregation of our relevant systems and operations and adversely affect our financial results. These international laws, rules and regulations may apply not only to us, but also to our partners, vendors or other third-party service providers that store or otherwise process personal data on our behalf, such as information technology vendors, and any of the foregoing limitations could impact our ability to work with such partners, vendors or other third-party service providers in certain jurisdictions. The regulatory framework for privacy and data protection, both in the United States and worldwide, is rapidly evolving and, as a result, implementation standards and enforcement practices are likely to continue to evolve for the foreseeable future. We anticipate additional states and foreign jurisdictions continuing to propose, and in certain cases, to enact, laws relating to privacy, information security, and cybersecurity. The U.S. federal government also has proposed federal privacy legislation. Such proposed legislation or U.S. federal privacy legislation, if enacted, may add additional complexity, variation in requirements, restrictions, and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
Additionally, we may be bound by contractual requirements applicable to our collection, use, storage, sharing, disclosure, transmission, and other processing of various types of data, including personal information, and may be bound or asserted to be bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters. Furthermore, we make and have made statements, including in our online privacy policy and website, regarding our privacy, information security, and data security practices, which must accurately describe our privacy and cybersecurity practices and procedures.
Any failure or perceived failure by us or any third parties we engage or do business with to comply with laws, rules, regulations, industry standards, contractual requirements, our public or other statements, or other actual or asserted obligations to which we or such third parties are or may become subject, relating to privacy, information security and cybersecurity, may result in significant liability, adverse publicity, inability to process data and investigations, proceedings and other legal actions against us by governmental entities, and private claims, demands, and litigation. Any such action or other matter could be expensive to defend, may require the expenditure of substantial legal and other costs and substantial time and resources, may result in fines, penalties, or other liabilities, and likely would damage our reputation and adversely affect our business, financial condition, and results of operations. If either we, or the third-party service providers with which we share customer data or that otherwise process personal information on our behalf, are unable to address privacy concerns, even if unfounded, or to comply with applicable laws and regulations, such conditions could result in additional costs and liability, harm our reputation, and adversely affect our business, financial condition, and results of operations.
Further, in view of new or modified laws or regulations, as well as industry standards, contractual obligations or other obligations, or any changes in their interpretation, we may find it necessary or desirable to fundamentally change our business activities and practices or to expend significant resources to modify our services, and otherwise adapt to these changes. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new features could be limited. Privacy and cybersecurity concerns, whether valid or invalid, may inhibit the use and growth of our platform.
Any significant system interruption or delays could result in a potential loss of customers and adversely affect us and our ability to provide services, which could adversely affect our business, financial condition, and results of operations.
We rely on affiliate and third-party computer systems, broadband, and other communications systems and service providers in connection with the provision of services generally. In addition, we also rely on third-party service providers, including credit bureaus, to obtain the data used by our platform to verify the creditworthiness of potential customers. Any failures, interruptions, outages, or delays in our or our affiliates’ systems and infrastructures, or the systems and infrastructures of the third-party service providers we use, or deterioration in the performance of these systems and infrastructures, including as a result of inadequate or failed technology or processes, unplanned or unsuccessful updates to technology, sudden increases in transaction volume, human errors, fraud or other misconduct, energy or similar infrastructure outages, disruptions in communications networks or systems, natural disasters, catastrophic events, pandemics, acts of terrorism, political or social unrest, external or internal security breaches, acts of vandalism, cyberattacks such as computer viruses and malware, misplaced or lost data or breakdowns in business continuity plans, could impair our ability to provide services and process transactions. We may in the future experience system interruptions caused by outages or other deterioration in service that make some or all systems or data unavailable or prevent us from efficiently providing services.

We outsource our cloud infrastructure to GCP, which hosts our products and software, and therefore are vulnerable to service interruptions at GCP, which could impact the ability of customers to access our services at any time, without interruption or degradation of performance. We do not have control over the operations of the facilities of GCP that we use. GCP may terminate its service agreements with us at its convenience at any time. In the event that the GCP service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access or lose access to our facilities and services, as well as delays and additional expense in arranging new facilities and services. Further, to the extent that the systems or infrastructure of third-party service providers are involved, we may have little or no knowledge, control or influence over how and when failures or delays are addressed, if at all. We may also incur significant costs for using an alternative cloud infrastructure provider or taking other actions in preparation for, or in reaction to, events that damage the GCP services it uses. We primarily rely on GCP for cloud infrastructure, and any disruption of or interference with our use of GCP could adversely affect our business, financial condition, and results of operations. Additionally, if we fail to comply with our obligations under the GCP service agreements or other agreements with our third-party service providers or if we are unable to renew such agreements on reasonable terms (or at all), our operations could be disrupted, which could adversely affect our business, financial condition, and results of operations. Any negative publicity arising from these disruptions could harm our reputation and brand and adversely affect our business, financial condition, and results of operations.
If our technology suffers from errors or attacks, our business operations could be negatively affected, which may have an adverse effect on our business, financial condition, and results of operations.
We rely on software that is highly complex; and it may contain undetected errors or vulnerabilities and may not function properly. The software underlying the services offered by our platform may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been used in a production environment to deliver products and services. This technology may malfunction because of internal problems, cyberattacks or security breaches or incidents, or our inability to successfully develop the technology. Any real or perceived errors, failures, bugs, or other vulnerabilities discovered in the relevant computer code could adversely affect our business, financial condition, and results of operations.
Any significant system interruption or delays could result in a potential loss of customers and adversely impact our ability to provide our products and services to customers. We rely on affiliate and third-party computer systems, broadband, and other communications systems and service providers in connection with the provision of services generally. Any interruptions, outages, or delays in any of these systems and infrastructure and third-party systems that we use, or deterioration in the performance of these systems and infrastructure, could impair our ability to provide services and process transactions. We may in the future experience system interruptions caused by outages that make some or all systems or data unavailable or prevent us from efficiently providing services. Any of these events could adversely affect our business, financial condition, and results of operations.
Our use of blockchain technology, artificial intelligence, machine learning and other similar tools could adversely affect our products and services, harm our reputation, or cause us to incur liability resulting from harm to individuals or violation of laws and regulations or contracts to which we are a party.
We use blockchain technology, machine learning, and artificial intelligence throughout our business. For example, we use machine learning to help us with data analysis, marketing, and customer support. The use of such tools may enhance legal, operational, regulatory, technological, and related contractual risks as the technologies underlying such tools and their use cases are subject to a variety of laws and regulations, and in recent years, use of these technologies has come under increased regulatory scrutiny. These include intellectual property, privacy, data protection and cybersecurity, consumer protection, competition and equal opportunity laws, with significant uncertainty regarding many of these laws’ and regulations’ interpretation and enforcement. For example, our use of machine learning and artificial intelligence in decision-making processes, such as credit assessments, could pose risks of non-compliance with fair lending laws at both the federal and state levels. At the federal level, this includes the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act, which prohibit creditors and other persons from engaging in lending practices that discriminate against individuals based on certain prohibited bases. Additionally, there is an increasing movement toward states regulating artificial intelligence, which may create a patchwork of potentially conflicting compliance obligations that can be difficult to manage for companies that operate on a nationwide basis. Any failure to comply with laws such as these could result in significant legal and financial consequences.
As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies, and there can be no assurance that the usage of or our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if we do not have sufficient rights to use the data or intellectual property on which our blockchain technology, machine learning, and artificial intelligence tools rely, or if such technologies are trained or reliant on inaccurate, incomplete, biased or otherwise poor quality data, we may incur liability through the violation of applicable laws or third-party privacy, intellectual property or other rights or the breach of contracts to which we are a party, or the performance of our products and services could suffer. Additionally, our reliance on machine learning and artificial intelligence tools could pose ethical concerns, which could have negative implications for our organization and could harm our reputation. Moreover, any content created by us using generative artificial intelligence tools, including software, may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content. We also may voluntarily comply with, or have it asserted that we must comply with, industry standards, codes of conduct, or other actual or asserted obligations relating to these tools and their use cases. Any failure or perceived failure by us to comply with laws, rules, regulations, industry standards, contractual requirements, or other actual or asserted obligations to which we are or may become subject, may result in significant liability, adverse publicity, inability to process data, investigations, proceedings and other legal actions against us by governmental entities, and private claims, demands, and litigation. Any such action or other matter could be expensive to defend, may require the expenditure of substantial legal and other costs and substantial time and resources, may result in fines, penalties, or other liabilities, and could damage our reputation and adversely affect our business, financial condition, and results of operations.
As the regulatory framework for blockchain technology, machine learning technology, artificial intelligence and online platforms evolves, our business, financial condition, and results of operations may be adversely affected. The regulatory framework for blockchain technology, machine learning technology, artificial intelligence, and automated decision-making is evolving, including with respect to the financial services sector. It is possible that new laws and regulations will be adopted in the United States or applicable non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our platform and the way in which we use blockchain technology, artificial intelligence, and machine learning technology. For example, the European Union has passed laws and regulations regulating digital services such as certain online platforms and marketplaces, and similarly, the European Union’s Artificial Intelligence Act, which establishes broad obligations for the development and use of AI-based technologies made available in the European Union based on their potential risks and level of impact, came into force on August 1, 2024. In addition, in the United States, the Trump administration rescinded an executive order relating to the safe and secure development of AI technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI technologies, or may implement new executive orders and/or other rule-making relating to AI technologies in the future. Any such changes at the federal level, together with state-level laws regulating AI technologies that entered into force or are expected to enter into force in 2025, could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition, and results of operations.
Risks Related to Our Intellectual Property
Our business, financial condition, and results of operations could be adversely affected if we fail to adequately maintain, protect and enforce our intellectual property and proprietary rights or face allegations that our product offerings or conduct infringes on the intellectual property rights of third parties.
Trademarks, trade secrets, and other intellectual property and proprietary rights are important to our success and our competitive position. We rely on, or may rely on in the future, a combination of trademark, trade secret, patent, and other intellectual property laws, as well as confidentiality procedures and contractual provisions, to establish and protect our intellectual property and proprietary rights. Such means may afford only limited protection of our intellectual property and may not prevent our competitors or other third parties from independently developing products, services, and technology similar to or duplicative of our products and services. These measures may also not prevent misappropriation, infringement, reverse engineering or other violation of intellectual property or proprietary rights owned or licensed by us, particularly in foreign countries where laws or enforcement practices may not protect our proprietary rights as fully as in the United States. In addition, current or departing employees may attempt to misappropriate trade secrets or other proprietary or confidential information in a manner that may be difficult to detect, or to prove in a court action undertaken to remedy the misappropriation. Furthermore, confidentiality procedures and contractual provisions can be difficult or costly to enforce and, even if successfully enforced, may not be entirely effective. In addition, we cannot guarantee that we have entered into confidentiality agreements or intellectual property assignment agreements with all employees, partners, independent contractors, consultants, or other third parties that have or may have had access to our trade secrets or other proprietary or confidential information, or developed intellectual property on our behalf. Additionally, such agreements may be breached or adequate remedies may not be available in the event of an unauthorized access, use or disclosure of our trade secrets, other proprietary or confidential information, or other intellectual property.
Our success depends in large part on the strength of our brands. We rely on our trademarks, service marks, domain names, and logos to protect and market our brands, to build and maintain brand loyalty and recognition, and to generate goodwill. In addition to relying on common law protections, we have registered or applied to register many of these trademarks. While we have registered our material trademarks in many of our significant markets, we have not registered all of our trademarks in all of the jurisdictions in which we currently conduct or intend to conduct business. Further, if we seek to register these trademarks, we cannot be sure that our attempts will be successful, and any applications for trademark registration could be challenged or opposed by third parties. In the event that our trademarks are successfully challenged and we fail to register or lose the rights to use those trademarks, our ability to protect such trademarks may be diminished and we could be forced to rebrand our products and services, requiring us to devote resources to advertising and marketing new brands.
In order to protect our intellectual property rights, we may be required to spend significant resources. Monitoring for unauthorized use of our intellectual property rights is difficult and costly. Even in cases where we seek patent protection, there is no assurance that our patent application(s) will be successful, or that any resulting patents will effectively protect every significant feature of our technology. In addition, any patents issued to us may be challenged, invalidated, held unenforceable or circumvented in litigation or other proceedings, including re-examination, inter partes review, post-grant review, covered business method review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, and such intellectual property rights may be lost or no longer provide us meaningful competitive advantages. Further, we may not be able to timely or successfully apply for a patent or otherwise secure our intellectual property. Any litigation brought to protect and enforce our intellectual property rights could be costly and time consuming, result in the diversion of time and attention of our management team, and may not be successful or could result in the impairment or loss of portions of our intellectual property. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates, or narrows the scope of, our rights, in whole or in part. Our failure to secure, maintain, protect, and/or enforce our intellectual property rights could adversely affect our business, financial condition, and results of operations.
Our success and ability to compete also depends in part on our ability to operate without infringing, misappropriating, or otherwise violating the intellectual property or proprietary rights of third parties. We may, in the future, encounter disputes from time to time concerning intellectual property rights of others, including our competitors, and we may not prevail in these disputes. Third parties may raise claims against us alleging infringement, misappropriation, or other violations of their intellectual property rights, including trademarks, copyrights, patents, or trade secrets. We may not be aware of whether our products or services, or products and services we license from third parties, infringe or will infringe existing or future patents or other intellectual property rights of others. In addition, there can be no assurance that one or more of our competitors who have developed competing technologies or our other competitors will not be granted patents for their technology and allege that we have infringed such patents. Some third-party intellectual property rights may be broad, and it may not be possible for us to conduct our operations in such a way as to avoid all alleged infringements, misappropriations, or other violations of such intellectual property rights. In addition, former employers of our current, former, or future employees or contractors may assert claims that such employees or contractors have improperly disclosed to us or misappropriated the confidential or proprietary information of these former employers. Litigation may be necessary to defend against alleged infringement or misappropriation of proprietary rights, or determine the validity and scope of proprietary rights claimed by others. Such disputes or litigation could be costly, time consuming and could result in the diversion of time and attention of our management team, and the resolution of any such disputes or litigation is difficult to predict.
Future litigation may also involve non-practicing entities or other intellectual property owners who have no relevant product offerings or revenue and against whom our ownership of intellectual property may therefore provide little or no deterrence or protection. An assertion of an intellectual property infringement, misappropriation or other claim against us, regardless of the merit or resolution of such claim, may be costly, result in adverse judgments, result in settlement on unfavorable terms or cause us to spend significant amounts of time and attention of our management team and technical personnel to defend, even if we ultimately prevail, and we may have to pay significant monetary damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property (temporarily or permanently), cease providing certain product offerings or incur significant license, royalty or technology development expense, or suffer harm to our brand, any of which could adversely affect our business, financial condition, and results of operations. In addition, although in some cases a third party may have agreed to indemnify us for such infringement, misappropriation or other violation, such indemnifying party may refuse or be unable to uphold its contractual obligations, or such indemnification may not sufficiently cover the potential claims, which may be significant. In other cases, our insurance may not cover potential claims of this type adequately or at all.
An adverse determination in any intellectual property claim could require us to pay damages (compensatory or punitive) and/or temporarily or permanently stop using our technologies, trademarks, copyrighted works and other material found to be in violation of another party’s rights and could prevent us from licensing our technologies to others unless we enter into royalty or licensing arrangements with the prevailing party or are able to redesign our product offerings and processes to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our product offerings in a way that would avoid any such limitation. In addition, such claims, or resulting damages or injunctions, may result in negative publicity about us, which could adversely affect our reputation.
Any successful infringement or other intellectual property claim made against us or our failure to develop non-infringing technology or obtain a license to the rights to the intellectual property of others on commercially reasonable terms could adversely affect our reputation and business, financial condition, and results of operations.
One or more of our competitors, or other third parties, may obtain patents or other protections covering technology competitive with or critical to the operation of our products, services, and technology.
A number of organizations are or may be working to develop systems using technologies that may be competitive with our technology, including blockchain-related technologies. Some or all of these organizations, including organizations that may have technology similar to ours, may have greater technological expertise, experience with blockchain technologies and financial resources than we have, and many of them may have been or may be attempting to patent technologies that may be competitive with or similar to our technology, or attempting to reverse engineer our technology. For example, various applications of blockchain technologies may individually or in combination be the subject of a U.S. or foreign patent application.
We may ultimately compete with other companies or organizations, which could negatively impact our products and technology, including our loan servicing and information management software, and may prevent the further development of our products and technology entirely. For example, if one or more other persons, companies or organizations has or obtains a valid patent covering technology critical to our products or technology, we may be unwilling or unable to license the patent on commercially reasonable terms or at all. As a result, it could become difficult for our products or technology to operate, which could adversely affect our business, financial condition, and results of operations.
Our software contains third-party open source software components, which could subject our proprietary software to general release, restrict our ability to sell our products and subject us to possible litigation, claims or proceedings.
Our software contains software modules licensed to us by third-party authors under “open source” licenses, including in connection with Provenance Blockchain. Open source software is critical to the operation of our system and is foundational to our system’s code base. Some open source licenses contain requirements that users who distribute proprietary software containing or linked to open source software publicly make available all or part of the source code for such proprietary software (or modifications or derivative works it creates of the open source code) under the same open source license, which could include proprietary source code. In such cases, the open source software license may also restrict us from charging fees to licensees for their use of our software. If we combine our proprietary software with such open source software in a certain manner or if the license terms for the open source software that we incorporate change, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of product sales for our business. In addition, failure to comply with our company policies on information technology and intellectual property may create a risk of public disclosure of our confidential, proprietary, or sensitive information, such as source code or business plans, when using certain publicly available or open source software programs that train their models with information provided by users, such as generative artificial intelligence or other software utilizing learning models. In addition to risks related to license requirements, the use of open source software can lead to greater technical and legal risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or contractual protections regarding infringement or controls on the origin of the software or quality of the code, including the existence of security vulnerabilities. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect our business.
Although we monitor our use of open source software to avoid subjecting our software to conditions we do not intend, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. The terms of many open source licenses have not been interpreted by U.S. courts or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot assure you that our processes for controlling our use of open source software in our products will be effective. Additionally, we could face claims from third parties claiming ownership of, or demanding release of, any open source software or derivative works that we have developed using such software, which could include proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation and, if we are found to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, and results of operations.
Regulatory, Tax and Other Legal Risks
We are subject to or facilitate compliance with a variety of federal, state, and local laws, including those related to lending and mortgages, money transmission, consumer protection and loan financings.
We must comply with regulatory regimes or facilitate compliance with regulatory regimes on our own behalf and on behalf of our partners, which are independently subject to federal and/or state oversight by financial services regulators. These regimes include, but are not limited to, those applicable to the marketing of services, consumer credit transactions, mortgage lending, loan servicing and collection activities, money transmission and virtual currency transactions, the purchase and sale of whole loans and other related transactions, and data privacy. It is possible that regulators or governmental authorities could promulgate rulemakings and bring enforcement actions that adversely affect our business and the business of our partners. These regulators and governmental authorities may augment requirements that apply to lending or other transactions facilitated by our platform, or impose new programs and restrictions, or otherwise revise or create new regulatory requirements that apply to us or our partners, impacting our business, financial condition, and results of operations. The evolving regulatory landscape around financial services and financial technology providers, including the use of artificial intelligence in financial services, also presents potential challenges.
At the federal level, there remains considerable uncertainty as to the current status and future plans for regulations and enforcement activities that may apply to us or our partners. In particular, the status of the CFPB, and the areas of focus or priorities of the CFPB under current or future leadership, are uncertain. On February 7, 2025, the Acting Director of the CFPB instructed all CFPB staff to pause new rulemaking, enforcement investigations, public communications, litigation efforts, and other work, unless such activities are expressly approved by the Acting Director or required by law. However, there is no guarantee that the activities of the CFPB, in whole or in part, will remain suspended, for example because several cases have been brought to challenge various aspects of the suspension and the administration has nominated a new Director whose appointment is subject to Senate confirmation. In addition, even if the activities of the CFPB remain suspended or significantly restrained, some or all state and local regulators or other agencies with authority to administer and enforce laws that apply to us may increase or enhance their regulation, supervision, and enforcement activities with respect to us and other providers of financial services.
Certain federal and state laws generally regulate interest rates and other charges on loans, including mortgage loans, and require specific disclosures. In addition, other federal and state laws may apply to the origination, servicing and collection of loans originated on our platform, money transmission and virtual currency transactions, and the purchase and sale of whole loans or asset-backed securitizations. In particular, certain laws, regulations, and rules that may be applicable to us and/or our partners include:
•state lending laws and regulations that require certain parties to hold licenses or other government approvals or make filings regarding the loans we originate or service, or impose requirements related to loan disclosures and terms, fees and interest rates, credit discrimination, credit reporting, servicemember relief, debt collection, repossession, unfair or deceptive business practices and consumer protection, as well as other state laws relating to privacy, information security, and conduct in connection with data breaches;
•TILA, including the Home Equity and Ownership Protection Act, and Regulation Z promulgated thereunder and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions, require creditors to comply with certain lending practice restrictions, and may limit the ability of a creditor to impose certain loan terms, take certain actions, or change the terms of a HELOC or other loans we make after origination;
•the RESPA and Regulation X promulgated thereunder, which require certain disclosures to be made to the borrower at application and closing, prohibit giving or accepting any fee, kickback, or other thing of value for the referral of real estate settlement services or accepting a portion or split of a settlement fee other than as fair market value for services actually provided, place limitations on affiliated business arrangements, and require mortgage servicers to comply with certain servicing practice obligations, including with respect to escrow account administration and maintenance;
•the Fair Housing Act (the “FHA”), the ECOA and Regulation B promulgated thereunder, and similar state fair lending laws, which prohibit creditors from discouraging or discriminating against credit applicants on a prohibited basis, including race, color, sex, age, religion, national origin, family status, disability, and marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act;
•the Home Mortgage Disclosure Act (the “HMDA”) and Regulation C promulgated thereunder, which require financial institutions to maintain, report, and publicly disclose loan-level information about their mortgage lending activity in order to help determine whether financial institutions are serving the housing needs of their communities, assist public officials in distributing public-sector investment so as to attract private investment to areas where it is needed, and assist in the enforcement of fair lending and anti-discrimination laws;
•the Fair Credit Reporting Act (the “FCRA”) and Regulation V promulgated thereunder, which impose certain obligations on users of consumer reports and those that furnish information to consumer reporting agencies, including obligations relating to obtaining consumer reports, marketing using consumer reports, taking adverse action based on consumer report information, addressing risks of identity theft and fraud and protecting the privacy and security of consumer reports and consumer report information;
•the Fair Debt Collection Practices Act (the “FDCPA”), which provides guidelines and limitations on the conduct of certain debt collectors in connection with the collection of consumer debts, including limits on certain communications with third parties, notice and debt validation requirements, and prohibitions on threatening, harassing, or abusive conduct in the course of debt collection, as well as similar state laws that may apply more broadly to both third-party debt collectors and creditors who collect their own debts;
•the Consumer Financial Protection Act, enacted as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which (among other things) created the CFPB and gave it broad rulemaking authority over certain enumerated consumer financial laws and supervisory and enforcement jurisdiction over mortgage originators and servicers, and prohibits any unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service;
•Section 5 of the Federal Trade Commission Act (the “FTC Act”), which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive, or abusive acts or practices in connection with any consumer financial product or service, as well as analogous state laws prohibiting unfair, deceptive, or abusive acts or practices;
•state and federal laws and regulations relating to privacy and cybersecurity, including the GLBA and Regulation P promulgated thereunder, which limit financial institutions’ disclosure of non-public personal information, require certain privacy notices, and mandate safeguarding personal borrower information;
•Secure and Fair Enforcement for Mortgage Licensing Act, which imposes state licensing requirements on mortgage loan originators.
•the federal bankruptcy code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;
•the Servicemembers Civil Relief Act (the “SCRA”), which allows military members to suspend or postpone certain civil obligations, requires creditors to reduce the interest rate to 6.0% on loans incurred before a servicemember entered active duty, and imposes certain obligations and restrictions on the enforcement of loans to servicemembers, including limitations on foreclosure or repossession of property securing certain loans, so that military members can focus on their duties;
•the Military Lending Act (the “MLA”), which provides disclosure requirements, limits the rate of interest and non-interest charges, imposes substantive conduct obligations and prohibitions on certain behavior and contractual terms relating to loans made to covered borrowers, which include both servicemembers and their dependents;
•the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide guidelines and restrictions on the electronic transfer of funds from consumers’ bank accounts, including disclosure and authorization requirements in connection with preauthorized (recurring) electronic fund transfers for loan payments;
•the Controlling the Assault of Non-Solicited Pornography and Marketing Act, the Telemarketing Sales Rule and analogous state laws, which impose various restrictions on marketing conducted through the use of email, telephone, fax, or text message;
•the Bank Secrecy Act (the “BSA”), as amended by the USA PATRIOT Act, and the regulations promulgated thereunder, relate to compliance with anti-money laundering and counter-terrorist financing laws. They require us, as a money services business, broker-dealer, loan or finance company, and/or other regulated entity, to, among other things, develop, implement and maintain an anti-money laundering program, report suspicious activities and transactions to the Financial Crimes Enforcement Network (the “FinCEN”), comply with certain reporting and recordkeeping requirements, and collect and maintain information about customers. Additionally, state laws and regulations govern money transmission, money services, and virtual currency activity, some of which require certain parties to hold licenses or other government approvals and may otherwise place restrictions or obligations on the operation of our business;
•the regulations promulgated by the Office of Foreign Assets Control (the “OFAC”) under the U.S. Department of the U.S. Treasury related to the administration and enforcement of sanctions against foreign jurisdictions and persons that threaten U.S. foreign policy and national security goals, primarily to prevent targeted jurisdictions and persons from accessing the U.S. financial system;
•federal, state, and self-regulatory organization securities rules and laws, including, among others, the Securities Act, the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the Investment Company Act, the rules and regulations adopted under those laws, including those adopted by FINRA, and similar state laws and regulations, which govern how we offer, sell, and transact in our loan financing products;
•other federal, state and local laws and regulations covering areas similar to the laws and regulations discussed above, including many state and local laws and regulations that cover similar areas as the federal laws discussed above; and
•the other laws and regulatory regimes described in the section titled “Business—Government Regulation.”
In addition, various federal, state, and local laws have been enacted to discourage predatory lending practices. The federal Home Ownership and Equity Protection Act amends TILA to prohibit certain provisions in mortgage loans with rates or origination costs exceeding prescribed levels, and requires certain disclosures prior to origination. Some states have enacted similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. Failure to comply with these laws, to the extent applicable to any of the HELOCs, could subject us to monetary penalties and could result in the voiding or rescission of the affected HELOCs.
We may not always have been, and may not always be, in compliance with these and other applicable laws, regulations, and rules. Compliance with these requirements is costly, time consuming and limits our operational flexibility. Additionally, the U.S. Congress, states, regulatory agencies, and local municipalities, could further regulate the consumer financial services industry (and other financial services, including services provided to small businesses) in ways that make it more difficult or costly for us to offer our platform and related services or facilitate the origination of loans for our partners. The laws and regulations applicable to our activities are often subject to changes that could severely limit the operations of our business model. Further, changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions or financial services providers could impact the manner in which we conduct our business. The regulatory environment in which financial institutions and financial services providers operate has become increasingly complex, and following the financial crisis that began in 2008, supervisory efforts to apply relevant laws, regulations, and policies have become more intense. Additionally, states are increasingly introducing and, in some cases, passing laws that restrict interest rates and annual percentage rates (the “APR”) on loans similar to those made on our platform. For example, in late 2020, California created a “mini-CFPB,” which could increase its oversight over consumer financial services providers and strengthen the consumer protection authority of state regulators to enforce laws related to debt collection and unfair, deceptive, or abusive acts and practices. Voter referendums on restrictions on interest rates and/or APRs also have been introduced and, in some cases, passed. If such legislation or bills were to be propagated, or state or federal regulators seek to restrict regulated financial institutions such as our partners from engaging in business with us in certain ways, our partners’ ability to originate loans in certain states could be greatly reduced, and as a result, our business, financial condition, and results of operations could be adversely affected.

Where applicable, we seek to comply with state mortgage originator, loan broker, credit service organization, small loan, finance lender, servicing, collection, money transmission, money services, virtual currency, and similar laws and regulations. Nevertheless, if we are found not to comply with applicable laws, we could lose one or more of our licenses or authorizations, become subject to greater scrutiny by state regulatory agencies, face other sanctions or be required to obtain a license, which may adversely affect our ability to continue to facilitate loans, perform our servicing obligations, or make our platform available to customers in particular states, potentially harming our business. Further, failure to comply with the laws and regulatory requirements applicable to our business and operations may, among other things, limit our ability to collect all or part of the principal of or interest on loans originated by us or our partners using our platform that we purchase, and may limit our ability to foreclose on properties securing such loans or otherwise limit our recovery. In addition, non-compliance could subject us to, for example, loan repurchase obligations, rescission rights held either by customers or by investors in securities offerings, litigation (including class action lawsuits, civil and criminal liability, and damages), and investigation, enforcement and other regulatory and legal action and penalties, such as revocation of required licenses, administrative enforcement actions, and regulatory sanctions, all of which could adversely affect our business, financial condition, and results of operations.
We generally represent to our partners that our platform for these purposes, including documents, calculations, and disclosures generated therein, and our partners’ use of the platform, complies with applicable law and regulations, including, but not limited to, TILA, RESPA, and the regulations promulgated thereunder. However, these laws and regulations are subject to interpretation by various regulators and courts and interpretations may change or evolve over time. If a regulator or court determines that some significant aspect of our platform does not comply with applicable law, our partners may cease use of our platform, which would adversely affect our business. For example, if a regulator determines that compensation paid to a wholesale broker that brokers loans to us via our Partner-branded solutions is not reasonably related to the value of the goods or services actually provided by the wholesale broker, as required by RESPA, or if a court determines that a loan sale by a partner to us is not a bona fide secondary market transaction under RESPA, partners may perceive use of our platform as noncompliant with applicable law and discontinue such use, or we could be required to cease offering or change the nature of our Partner-branded offerings. We charge partners an implementation fee, which we may delay charging or which we may waive if the partner originates a minimum number of loans through our platform. If a court or regulator determines that waiving or delaying charging the implementation fee does not represent the fair market value of using the platform, as required by RESPA, we could be required to cease offering or change the nature of our Partner-branded offerings. Further, we could be required to repurchase non-compliant loans or indemnify partners for losses related to regulatory compliance, or be required to pay regulatory fines or be subject to litigation (including damages), investigation, enforcement and other regulatory and legal action and penalties, all of which could adversely affect our business, financial condition, and results of operations.
The SEC oversees the activities of Figure Investment Advisors, LLC (“FIA”), as a registered investment adviser under the Advisers Act, and FCC, as a registered investment company under the Investment Company Act. FCC received an exemptive order from the SEC pursuant to Section 28(c) of the Investment Company Act that allows FCC to custody reserves maintained with respect to the face-amount certificates that FCC issues with one or more banks as defined in Section 2(a)(5) of the Investment Company Act, subject to various conditions, including among others that any such custodian will maintain such reserves in compliance with Section 17(f) of the Investment Company Act and is authorized to cure any default by FCC with respect to the face-amount certificates by liquidating all or a portion of such reserves. In addition, private funds managed by FIA rely on one or more exemptions from registration under the Investment Company Act and are subject to various requirements under such exemptions. Failure to comply with the SEC’s exemptive order or the Investment Company Act could expose FCC, any other fund managed by FIA and/or FIA to various legal and regulatory consequences, including investigations, fines or other regulatory sanctions, any of which could have a material adverse effect on our business and harm our reputation. In particular, non-compliance with the conditions of the SEC’s exemptive order could negate the ability of FCC to continue to rely thereon, rendering FCC to be out of compliance with Section 28(c) of the Investment Company Act, which could materially limit or effectively terminate FCC’s ability to conduct its business operations. Furthermore, non-compliance with the SEC’s exemptive order could result in the SEC bringing an enforcement action against FCC or FIA and/or expose FCC or FIA to claims, proceedings or actions for failure to comply with applicable federal securities laws.
Moreover, each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel or restrict, permissions to carry on particular activities. A failure to comply with the obligations imposed by the Advisers Act could result in investigations, sanctions, restrictions on our activities or the activities of our personnel and in reputational damage. We are involved regularly in trading activities that implicate a broad number of U.S. and foreign securities and tax law regimes, including laws governing trading on inside information, market manipulation and a broad number of technical trading requirements that implicate fundamental market regulation policies. Violation of these laws could result in severe restrictions on our activities and damage to our reputation and as a result, impact our funds and our funds’ investments. There can be no assurance that any form of regulation or market constraints would prevent certain other market actors from engaging in fraud, market manipulation, market abuse or improper influence in the future. In these situations, any such fraud, market manipulation, market abuse or improper influence by such market actors could have a material adverse effect on our funds and their investments. Moreover, there can be no assurance that any redress would be available to, or would be practical for, the funds to pursue with respect to any such fraud, market manipulation, market abuse or improper influence.
Compliance with existing and new regulations subjects us to significant costs, and our failure to comply with applicable laws or regulations, including labor and employment laws, could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of our relevant subsidiaries under applicable regulatory regimes. Most of the regulations to which our businesses are subject are designed primarily to protect investors in our funds and their investments and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. If a sanction is imposed against us, one of our subsidiaries or our personnel by a regulator, even for a small monetary amount, the costs incurred in responding to such matters could be material, and adverse publicity related to the sanction could harm our reputation, which in turn could have a material adverse effect on our businesses in a number of ways and which could make it harder for us to raise new funds and could discourage others from doing business with us.
Our marketing practices involving relationships with third parties may expose us to risks of alleged RESPA violations.
Because our business relies on strategic relationships with third parties, it is particularly important that we comply with RESPA. RESPA prohibits the giving or accepting of any “thing of value” in exchange for referrals of settlement service business related to federally related mortgage loans. Historically, the CFPB has interpreted “thing of value” broadly, including payments, commissions, gifts, and other benefits, though the current administration has issued no RESPA interpretations or guidance to date.
Our marketing practices involving relationships with third parties have the potential to expose us to risks of non-compliance with RESPA and its implementing Regulation X, which could result in significant legal and financial consequences. For example, placing signage or advertising in third parties’ retail locations, or having e-mails sent to third parties’ customers, to promote our HELOC offerings, depending on the circumstances, could generate scrutiny. A regulator or private litigant potentially could assert that these activities involve the third parties referring settlement service business (HELOC business) to us and, if referrals are determined to exist and we are determined to pay any “thing of value” in exchange for such referrals, a RESPA violation could be found. Failure to comply with RESPA could result in substantial penalties, including fines and reputational damage, which could adversely affect our business, financial condition, and results of operations.
Our acceptance of various payment methods exposes us to evolving rules, regulations, and compliance requirements. Non-compliance may adversely affect our business, financial condition and results of operations.
We accept payments using a variety of methods, including debit cards, ACH, wires, PayPal, Apple Pay, Google Pay, Cubix, Plaid Direct Payments, bank transfers, and FAST transfers. Acceptance of these payment options subjects us to rules, regulations, contractual obligations, and compliance requirements, including payment card association operating rules, certification requirements and operations guidelines, data security standards, and rules governing electronic funds transfers. These requirements may change over time or be reinterpreted, making compliance more difficult or costly. Although no system can completely prevent theft, we have security countermeasures in place to reduce the potential for fraud and theft by criminals. If we fail to comply with applicable rules and regulations, we may be subject to fines or higher transaction fees and may lose our ability to accept online payments or other payment card transactions. If any of these events were to occur, our business, financial condition, and results of operations could be adversely affected.
Our failure to comply with financial services regulatory obligations could damage our reputation, result in regulatory action against us, and adversely affect our business.
The securities industry is heavily regulated. Our subsidiary FIA is registered with the SEC as an investment adviser and is subject to the requirements and regulations of the Advisers Act. FIA in turn manages FCC, which is registered as an investment company under the Investment Company Act. Our subsidiary Figure Securities is registered with the SEC and 53 U.S. states and jurisdictions as a broker-dealer, is a member of FINRA and operates an ATS under the brand “Figure ATS,” which is subject to the requirements and regulations of the Exchange Act and FINRA rules. Our subsidiary Figure Equity Solutions, Inc. is registered with the SEC as a transfer agent and is subject to the requirements and regulations of the Exchange Act. The regulations to which broker-dealers, ATSs, transfer agents, and registered investment advisers are subject are extensive and evolving over time and subject us to periodic examination by such regulators. The level of financial regulation by the SEC, FINRA, and state securities commissions has generally increased in recent years. In light of this, we expect increased compliance costs and to be subject to additional potential liabilities. Failure to comply with the obligations imposed by the Advisers Act, Investment Company Act, Exchange Act, FINRA, or state rules, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in examinations, investigations, sanctions, and reputational damage, and could have a material adverse effect on our business, financial condition, and results of operations. Our ability to comply with all applicable laws and rules is largely dependent on our internal systems to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. Further, each of the regulatory bodies with jurisdiction over us has regulatory powers dealing with many aspects of the services we provide, including the authority to grant, and in specific circumstances to cancel or restrict, permissions to carry on such activities. The termination or material limitation of any such permit would likely have a material adverse effect on our ability to carry out our business operations. In addition, some of the restrictions and rules applicable to our subsidiaries could adversely affect and limit some of our business plans of other parts of our business.
In addition, many other aspects of our businesses involve financial services that are heavily regulated. Among other entities in our structure, our subsidiary Figure Payments Corporation (which offers a stored value product and facilitates transactions involving digital assets) is a registered money services business at the federal level and licensed money transmitter and virtual currency business in various states and other jurisdictions, our subsidiary Figure Lending LLC (“FL LLC”) is licensed to engage in lending (including mortgages and personal loans), servicing, brokering, debt collection, and other related activities in various states and other jurisdictions, our subsidiary Figure Markets Credit, Inc. (which offers digital asset-backed personal loans and facilitates digital asset trading) is licensed to engage in lending and other related activities in various states and other jurisdictions, and each is subject to significant regulatory and legal requirements in connection therewith. These requirements include, among others, compliance with anti-money laundering laws, consumer protection laws, and data privacy regulations. As such, we expect increased compliance costs and to be subject to additional potential liabilities. Failure to comply with the obligations imposed by the foregoing regulatory regimes, including licensing, recordkeeping, advertising, disclosure, and operating requirements (including interest and fee limitations), could result in examinations, investigations, litigation, enforcement actions, sanctions, and reputational damage, and could have a material adverse effect on our business, financial condition, and results of operations. The legal and regulatory landscape for our products is particularly complex, and our ability to comply with all applicable laws and rules is largely dependent on our internal systems to ensure compliance, as well as our ability to attract and retain qualified compliance personnel with specialized knowledge. Furthermore, evolving regulations and increased scrutiny from regulators may require us to adapt our practices continuously. In addition, some of the restrictions and rules applicable to our subsidiaries could adversely affect and limit some of our business plans of other parts of our business.
If we were deemed to be an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for us to continue our businesses as contemplated and could have a material adverse effect on our businesses.
An issuer will generally be deemed to be an “investment company” for purposes of the Investment Company Act if, absent an applicable exception or exemption:
•it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities;
•it is engaged or proposes to engage in the business of issuing face-amount certificates of the installment type, or has been engaged in such business and has any such certificate outstanding; or
•it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.
We believe that we are engaged primarily in the business of building and operating a technology platform that applies blockchain technology to support vertically-integrated marketplaces across the consumer credit and cryptocurrency and digital asset markets and not primarily in the business of investing, reinvesting or trading in securities. We hold ourselves out as a firm that is building and operating a technology platform that applies blockchain technology to support vertically-integrated marketplaces across the consumer credit and cryptocurrency and digital asset markets and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are an “orthodox” investment company as defined in Section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Further, although our managed investment company, FCC, engages in the business of issuing face-amount certificates of the installment type, we do not ourselves engage in such activities or have any such certificates outstanding. However, our subsidiaries could acquire a significant number of investment securities, and we expect to make investments in other investment securities from time to time. We monitor these holdings regularly to confirm our continued compliance with the 40% test described in the third bullet point above. The need to comply with this 40% test may cause us to (i) restrict our business and subsidiaries with respect to the assets in which we can invest and/or the types of securities we may issue, (ii) sell investment securities, including on unfavorable terms, (iii) acquire assets or businesses that could change the nature of our business, or (iv) potentially take other actions that may be viewed as adverse by the holders of our common stock, in order to ensure conformity with exceptions provided by, and rules and regulations promulgated under, the Investment Company Act.
We own, indirectly through wholly-owned subsidiaries, general partner or similar interests (collectively, “general partner interests”) in our funds which entitle us to receive performance fees in the form of incentive allocations. In addition, FIA is entitled to receive management fees pursuant to investment management agreements with our funds. We believe that these general partner interests and investment management agreement receivables are neither securities nor investment securities. Accordingly, we do not believe that we are an inadvertent investment company by virtue of the 40% test in Section 3(a)(1)(C) of the Investment Company Act as described in the third bullet point above. In addition, we believe we are not an investment company under Section 3(b)(1) of the Investment Company Act because we are primarily engaged in a non-investment company business.
The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. If anything were to happen that would cause us to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on capital structure, the ability to transact business with affiliates and the ability to compensate senior employees, could make it impractical for us to continue our businesses as currently conducted, impair the agreements and arrangements between and among us, our affiliates and subsidiaries, our funds and our senior managers, or any combination thereof, and have a material adverse effect on our businesses, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal, potentially divest of our investments or otherwise conduct our businesses in a manner that does not subject us to the registration and other requirements of the Investment Company Act.
Our business model and structure give rise to certain conflicts of interest, which if not appropriately addressed, could result in violations of fiduciary duties to our clients.
We have adopted policies, processes and practices reasonably designed to address and manage conflicts of interest relating to the operation of our business, such as our compliance manual and code of ethics that we have adopted pursuant to the Advisers Act, which include our policies and guidelines relating to allocation of investments and expenses. Many of our policies and guidelines are set forth and/or summarized in our Form ADV, which is available to our investors. If we determine in good faith judgment that a matter constitutes an actual conflict of interest, these policies, practices and processes guide us to take such actions as we determine in good faith may be necessary or appropriate to ameliorate the conflict. These procedures may include, by way of example: obtaining written client consent for effecting principal transactions, specific procedures for handling cross transactions among advisory clients, including disclosures required to be made to such clients, and procedures for handling conflicts of interest arising in connection with proxy voting. Furthermore, the Investment Company Act, and the rules thereunder and the interpretations of such provisions, by the SEC and its staff place significant limitations on joint transactions between a registered investment company and certain affiliates of the adviser. FIA and FCC have adopted policies and procedures to address such conflicts of interest.
The digital asset economy is novel. As a result, policymakers are just beginning to consider what a regulatory regime for digital assets would look like and the elements that would serve as the foundation for such a regime. This less developed consideration of digital assets may harm our ability to effectively react to proposed legislation and regulation of digital assets or digital asset platforms adverse to our business.
As digital assets have grown in both popularity and market size, various U.S. federal, state, and local and foreign governmental organizations, consumer agencies, and public advocacy groups have been examining the operations of digital asset networks, users, and platforms, with a focus on how digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist enterprises, and the safety and soundness of platforms and other service providers that hold digital assets for users. Many of these entities have called for heightened regulatory oversight and have issued consumer advisories describing the risks posed by digital assets to users and investors. For instance, in September 2022, the White House published a fact sheet described as the first-ever “Comprehensive Framework for Responsible Development of Digital Assets,” which encouraged “agencies to issue guidance and rules to address current and emergent risks in the digital asset ecosystem.”

More recently, in January 2025, President Trump issued an executive order on “Strengthening American Leadership in Digital Financial Technology.” Among other things, this executive order establishes a President’s Working Group on Digital Asset Markets, which is required to propose a federal regulatory framework governing the issuance and operation of digital assets in the United States. In addition, there are various legislative proposals under consideration by the U.S. Congress, including digital asset market structure bills and bills with respect to stablecoin issuance. For example, the GENIUS Act was signed into law in July 2025. At this time, YLDS is not subject to the GENIUS Act, but stablecoins that will be subject to the GENIUS Act may in the future trade on the Figure Exchange. We cannot predict whether or in what form such legislative or regulatory proposals will be enacted, nor can we fully assess or predict in advance the ultimate impact of any proposed legislation, implementing regulations, or regulatory actions on our business, financial condition, and results of operations.
Competitors, including traditional financial services industry members, have spent years cultivating professional relationships with relevant policymakers on behalf of their industry so that those policymakers may understand that industry, the current legal landscape affecting that industry, and the specific policy proposals that could be implemented in order to responsibly develop that industry. The lobbyists working for these competitors have similarly spent years developing and working to implement strategies to advance these industries. Members of the digital asset economy have started to engage policymakers directly and with the help of external advisors and lobbyists. However, new laws and regulations may be proposed and adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that harm the digital asset economy or digital asset platforms, which could adversely impact our business.
Our failure to comply with trade compliance and economic sanctions laws and regulations of the United States and applicable international jurisdictions could materially adversely affect our reputation and results of operations.
Our business must be conducted in compliance with applicable economic and trade sanctions laws and regulations, such as those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. Our global operations expose us to the risk of violating, or being accused of violating, economic and trade sanctions laws and regulations. Our failure to comply with these laws and regulations may expose us to reputational harm as well as significant penalties, including criminal fines, imprisonment, civil fines, disgorgement of profits, injunctions and debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Despite our compliance efforts and activities, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition, and results of operations. Our interactions with the digital assets and the blockchain may expose us to entities on OFAC’s Specially Designated Nationals and Blocked Persons (“SDN”) list. However, because of the pseudonymous nature of blockchain transactions, we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. We also may not be adequately capable of determining the ultimate identity of the persons with whom we transact.
If we do not obtain and maintain the appropriate state licenses, we will not be allowed to produce or service loans or provide other services in some states, which could materially and adversely affect our business, financial condition, results of operations, and prospects.
Our operations are subject to regulation, supervision and licensing under various U.S. federal, state and local statutes, ordinances and regulations. In most states in which we operate, a regulatory agency regulates and enforces laws relating to companies, such as us, engaged in loan origination and servicing, money transmission, virtual currency activities, and other related activities. These rules and regulations, which vary from state-to-state, generally provide for entity-level licensing, including as a mortgage or consumer lender, loan or mortgage broker, loan or mortgage servicer, debt collector or collection agency, third-party default specialist, money transmitter, or virtual currency business, as applicable, as well as licensure for certain individuals involved in the foregoing businesses. They also may include requirements as to the form and content of contracts and other documentation, team member hiring and background checks requirements, restrictions on origination, brokering and collection practices, limitations on fees and charges, disclosure and record-keeping requirements, and requirements related to protection of borrowers’ or customers’ rights. The existing regulations to which we are subject may be challenging and costly to comply with, and future legislation and changes in existing regulation may significantly increase our compliance costs or reduce the amount of fees we may charge. The rapidly evolving legal and regulatory environment for digital assets poses additional challenges, as new legislation and regulations or changes in enforcement priorities could impact our operations and business model. Our failure to obtain and maintain required regulatory licenses and our failure to comply with such licenses and related regulations could materially and adversely affect our business. Changes in law or regulatory or enforcement frameworks could make our business cost-prohibitive in the affected state or states and could materially and adversely affect our business.
We must comply with requirements to report to the state regulators certain changes to our business; for instance, the maintenance of certain state licenses requires the submission of information regarding and the approval of control persons of the licensed entity which, depending on applicable state law, may include, for example, persons with a direct or indirect ownership interest of 10% or more of the outstanding interests or voting power of our Company or a particular entity within our structure. A failure to provide timely notice of, and obtain prior approval for, certain business changes (such as changes in control) can raise significant risks in certain states, such as suspension or revocation of licenses in such states, prevention from engaging in the applicable regulated activity covered by such licenses (including, for example, originating and servicing loans) in such states, imposition of administrative fines, penalties, or enforcement actions or civil and/or criminal penalties, and negative impact to our operations and growth prospects. Any of the foregoing consequences could adversely impact our business in such state, be reportable to other regulatory authorities or contract counterparties, and negatively impact our business, relationship, eligibility, or standing with such other regulatory authorities or counterparties. While we endeavor at all times to maintain all licenses and registrations applicable to the activities in which we engage, there is a risk that the state licensing agencies may require advance notifications or approvals for business changes that we cannot provide or satisfy, or that they may interpret the licensing requirements in a manner that differs from the published statutes, regulations, or guidance or our interpretation of such.
If we enter new markets or engage in new business activities, we may be required to comply with new laws, regulations and licensing requirements. As part of licensing requirements, we are typically required to designate individual licensees of record. We cannot ensure that we are, and will always remain, in full compliance with all relevant licensing laws and regulations, including because interpretation of those laws and regulations may change over time, and we may be subject to fines or penalties, including license suspension or revocation, for any non-compliance. If in the future a state agency were to determine that we are required to obtain additional licenses in that state in order to transact business, or if we lose an existing license or are otherwise found to be in violation of a law or regulation, our business operations in that state may be suspended, enjoined, or restricted until we obtain the license or otherwise remedy the compliance issue. Such findings also could subject us to reputational risks.
We hold state licenses that result in substantial costs, including licensing fees and compliance costs, and our business, financial condition, and results of operations would be adversely affected if our licenses were impaired as a result of noncompliance with those requirements.
We currently hold state licenses in connection with our lending and servicing, money transmission, virtual currency, and other related activities. For as long as we engage in such regulated activities, we must comply with certain state licensing requirements, pay applicable licensing fees, and comply with varying compliance obligations that may be applicable in all the states and territories in which we operate, as well as the District of Columbia. Changes in licensing laws may result in increased disclosure requirements, higher fees, or the imposition of other conditions to licensing that we may be unable to meet. In most, if not all, of the states in which we operate, regulatory agencies regulate and enforce laws relating to loan originators, brokers, servicers, collection agencies, money transmitters, virtual currency businesses, and similar financial services activities. We are subject to periodic examinations by state and other regulators in the jurisdictions in which we conduct business, which can result in increased administrative costs, obligations to issue refunds to customers for certain fees collected by us, substantial penalties due to compliance errors, revocations of licenses, or other impairments in our ability to do business. Fines and penalties incurred in one jurisdiction may trigger investigations or other actions by regulators in other jurisdictions.
As a result of the Recombination, we re-applied for our licenses that are required to engage in lending and servicing, money transmission, virtual currency, and other related activities, and have obtained all such approvals. If we change or expand our business activities, we may be required to obtain additional licenses before engaging in those activities. If we apply for a new license, a regulator may impose penalties or refuse to issue the license, which could require us to modify or limit our activities in the relevant state. In addition, obtaining the required new license will subject us to additional licensing fees, which may be substantial.
States may also expand or otherwise modify their current laws or regulations, and we may not be able to comply with such updated laws or regulations or maintain all requisite licenses and permits in such states or our costs of compliance with and maintenance of such licenses or permits may materially increase.
In addition, states that currently do not extensively regulate our business may later choose to do so in the future and, if such states so act, we may not be able to obtain or maintain all requisite licenses and permits, which could require us to modify or limit our activities in the relevant state or states.

Failure to satisfy these and other regulatory requirements could result in a default under our warehouse credit facilities, other financial arrangements and/or servicing agreements and, thereby, adversely affect our business, financial condition, and results of operations.
Litigation, regulatory actions, and compliance issues could subject us to significant fines, penalties, judgments, remediation costs, negative publicity, changes to our business model, and requirements resulting in increased expenses.
Our business is subject to increased risks of litigation and regulatory actions due to several factors and from various sources, including the highly regulated nature of the financial services industry and the focus of state and federal enforcement agencies on this sector. The evolving regulatory landscape, with heightened scrutiny and enforcement, further exacerbates these risks.
From time to time, we are involved in, or the subject of, reviews, requests for information, investigations and proceedings (both formal and informal) by state and federal governmental agencies and other self-regulatory organizations, regarding our business activities and our qualifications to conduct our business in certain jurisdictions, which could subject us to significant fines, penalties, obligations to change our business practices and other requirements resulting in increased expenses and diminished earnings, in the event of negative findings arising from these reviews. Our involvement in any such matter also could cause significant harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. Moreover, any settlement, or any consent order or adverse judgment in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same activities.
In addition, a number of participants in the financial services industry have been the subject of: (i) putative class action lawsuits; (ii) state attorney general actions and other state regulatory actions; (iii) federal regulatory enforcement actions, including, among others, actions relating to alleged unfair, deceptive or abusive acts or practices; (iv) violations of state licensing, money transmission, and lending laws, including, for example, state laws limiting interest rates and fees; (v) actions alleging discrimination on the basis of race, ethnicity, gender or other prohibited bases; and (vi) allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing mortgage and other consumer loans, money transmission, money services and virtual currency, and other similar financial services. In addition, as a financial services company, errors in performing settlement functions, including clerical, technological, and other errors related to the handling of funds could lead to censures, fines, or other sanctions imposed by applicable regulatory authorities as well as losses and liabilities in related lawsuits and proceedings brought by transaction counterparties and others.
The regulatory environment, increased regulatory compliance efforts, and enhanced regulatory enforcement result in significant operational and compliance costs and may prevent us from providing certain products and services. There can be no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, may have a material adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under federal consumer financial services statutes may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages substantially in excess of the amounts we earned from the underlying activities. Even if certain regulatory requirements are reduced or eliminated, there can be no assurance that the uncertainty created by such changes will not affect how we conduct our business and, in turn, have a material adverse effect on our business.
In addition, from time to time, through our operational and compliance controls, we identify compliance and other issues that require us to make operational changes and, depending on the nature of the issue, may result in financial remediation to impacted customers. These self-identified issues and voluntary remediation payments could be significant, depending on the issue and the number of customers impacted, and could generate litigation or regulatory investigations that subject us to additional risk.
Our compliance and risk management policies, procedures and techniques may not be sufficient to identify all of the financial, legal, regulatory, and other risks to which we are exposed, and failure to identify and address such risks could adversely affect our business, financial condition, and results of operations.
We are exposed to a wide range of financial, legal, regulatory, and other risks, and our compliance and risk management policies, procedures, and techniques may be insufficient to identify and address all such risks. For example, the majority of our revenues are generated from the recognition of gain on sale from our HELOC product sold into the secondary market, which involves financial risk. If we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as, through our compliance management system, operational, legal, and regulatory risks related to our business, assets, and liabilities, we could incur substantial losses and our business operations could be materially disrupted. We are also subject to repurchase liabilities for loans sold into the secondary market to the extent the loans are non-compliant, which require us to remediate the loans once repurchased and incur additional costs through remediation. These repurchase liabilities can create more risk on our balance sheet and increase our exposure to losses.
We also are subject to various laws, regulations, and rules that are not industry-specific, including employment laws, health and safety laws, environmental laws and other federal, state, and local laws, regulations, and rules in the jurisdictions in which we operate. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified or identify additional risks to which we may become subject in the future. Development of our business operations may also result in exposure to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor, and mitigate these risks as our business activities change or increase.
Changes in applicable laws and regulations, as well as changes in government enforcement policies and priorities, could materially increase our operating costs and negatively impact our ability to offer certain products or the terms and conditions upon which they are offered, and ability to compete, which could have a material adverse effect on our business, financial condition, and results of operations.
Financial services regulation is constantly evolving, and changes in laws, regulations, their interpretations and regulator’s enforcement priorities may have a materially adverse impact on our ability to operate as currently planned, and cause us to incur significant expense in order to ensure compliance. Federal and state financial services regulators actively enforce existing laws, regulations, and rules and are increasing their scrutiny of legal and regulatory compliance risk management. This dynamic regulatory environment complicates business planning and may require adjustments to our business model, potentially adversely impacting our business, financial condition, and results of operations.
Legislative proposals impacting financial services companies are frequently introduced in the U.S. Congress and state legislatures. Enactment of such proposals could substantially and unpredictably alter our operating environment. In addition, federal and state regulators have the authority to promulgate or change regulations with comparable effects. We cannot predict whether any such legislative or regulatory proposals will be enacted, nor can we fully assess the ultimate impact of any enacted legislation, implementing regulations, or regulatory actions on our business, financial condition, and results of operations.
In recent periods, there have been a number of enforcement actions within the financial services industry. In addition, the current U.S. administration has enacted, and is expected to continue seeking to enact, changes to numerous areas of law and regulations currently in effect. Any such changes could significantly impact our business. Specific legislative and regulatory proposals discussed during election campaigns and recent public statements that might have a material impact include, without limitation, changes to trade agreements, immigration policy, import and export regulations, tariffs and customs duties, energy regulations, income tax regulations and the federal tax code, public company reporting requirements, and antitrust enforcement. Changes in federal policy are subject to further uncertainty, as changes may be implemented at regulatory agencies over time through policy and personnel changes, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. The nature, timing and economic effects of potential changes to the current legal and regulatory framework affecting financial institutions under the current presidential administration remain highly uncertain.
New laws, regulations, policy changes, shifts in enforcement priorities, or reassessments of existing practices applicable to our business could adversely impact our profitability, limit our ability to continue existing or pursuit of new business activities, necessitate changes to our business practices, affect retention of key personnel, or expose us to additional costs (including increased compliance costs and/or customer remediation expenses). Adapting to these changes may require us to invest significant resources and devote significant management attention to make any necessary changes, and could adversely affect our business, financial condition, and results of operations.
The CFPB historically has been active in its monitoring of the loan production and servicing sectors. New or revised rules and regulations and more stringent enforcement of existing rules and regulations by the CFPB could result in increased compliance costs, enforcement actions, fines, penalties, and the inherent reputational harm that results from such actions. Additionally, a pause in CFPB rulemaking and enforcement activity also could result in uncertainty regarding the risk of certain business activities and the potential for future liability arising out of such activities, along with the potential for heightened state-level activity.

The CFPB, which commenced operations in July 2011, has broad authority to create and modify regulations under certain enumerated federal consumer financial protection laws and regulations, such as the TILA and Regulation Z, the RESPA and Regulation X, the ECOA and Regulation B, the FCRA and Regulation V, the Electronic Funds Transfer Act and Regulation E, among other laws and regulations, and to enforce compliance with those laws. The CFPB supervises non-depository mortgage brokers, mortgage originators, and mortgage servicers, as well as banks, thrifts, and credit unions with assets over $10 billion, and it supervises and examines certain of our partners. Further, the CFPB is charged with the examination and supervision of certain participants in the consumer financial services market, including non-depository mortgage originators and servicers, and larger participants in other areas of financial services. The fact that we are subject to the CFPB’s supervisory authority as a non-depository mortgage originator and servicer generally increases the level of regulatory scrutiny over our business practices. The CFPB is also authorized to prohibit unfair, deceptive, or abusive acts or practices through its rulemaking, supervisory and enforcement authority. To assist in its enforcement, the CFPB has maintained an online complaint system that allows consumers to log complaints with respect to various consumer finance products, including our loan products. This system could inform future CFPB decisions with respect to its regulatory, enforcement or examination focus. The CFPB may also request reports concerning our organization, business conduct, markets and activities and conduct on-site examinations of our business on a periodic basis if the CFPB were to determine, through its complaint system, that we were engaging in activities that pose risks to our customers.
There has been uncertainty about the future of the CFPB and how its strategies and priorities, including in both its examination and enforcement processes, would impact our business, financial condition, and our results of operations going forward. In recent years, this uncertainty has included the examination and enforcement priorities of the previous director of the CFPB under the Biden administration, which included safeguarding against algorithmic bias. In addition, evolving views regarding the use of alternative variables and machine learning in assessing credit risk, which the CFPB identified previously as a regulatory focus, could result in the CFPB taking actions that result in requirements to alter or cease offering affected financial products and services, making them less attractive and restricting our ability to offer them. The CFPB could also implement rules that restrict our effectiveness in servicing our financial products.
With the current administration, the CFPB’s influence is continuing to evolve, with uncertainty regarding the agency’s role going forward. Current CFPB leadership recently indicated that the agency will not draw additional funds from the Federal Reserve, instructed CFPB employees to cease all enforcement, investigations, supervision, rulemaking, and other activities that are not either expressly approved by the Acting Director or are expressly required by law, and proposed significant workforce reductions. While some executive branch staff and lawmakers have called for the complete elimination of the CFPB, the leadership slated to head the CFPB (subject to Senate confirmation) suggests the possibility of the agency continuing to exist with, perhaps, reduced or modified supervision and enforcement priorities. While there is the potential for a reduction in CFPB enforcement over the term of the current administration, this is not certain, and the laws and regulations the agency is charged with implementing will not be eliminated absent legislative or agency action, and in many cases have long limitations periods, meaning that the risks associated with non-compliance or alleged non-compliance may continue to exist after the current administration’s term has ended.
The current administration also has appointed or is expected to nominate or appoint leadership at other federal agencies such as the FTC, the OCC, and the Federal Deposit Insurance Corporation (“FDIC”). It is possible that these regulators could promulgate rulemakings and bring enforcement actions that adversely affect our business and/or the business of our partners. An actual or perceived reduction in federal oversight has the potential to lead to a more fragmented regulatory environment, with state financial regulators and attorneys general—particularly in “blue” states (e.g., California with its Department of Financial Protection and Innovation), but likely also in at least some “red” states—potentially becoming more strident in response to retrenchment at the federal level. Federal retrenchment also carries the risk of the various states interpreting federal consumer financial protection laws differently, while also enforcing their unique state law regimes (including, in some cases, state laws that deem federal law violations to be state law violations, as well), further complicating the compliance burden for regulated entities. Additionally, the long statutes of limitation contained in some federal laws and regulations mean that past conduct may still be subject to enforcement by governmental agencies or litigation involving private plaintiffs in the future, particularly to the extent existing laws and regulations continue to be in effect, notwithstanding any pauses or reduction in federal enforcement that may occur during the Trump administration. Although we have committed resources to enhancing our compliance programs, future actions by the CFPB or other regulators against us, our partners or our competitors could discourage the use of our services or those of our partners, which could result in reputational harm, a loss of customers, or loan purchasers in our loan funding programs, or discourage the use of our or their services and adversely affect our business, financial condition, and results of operations. If the CFPB changes regulations that were adopted in the past by other regulators and transferred to the CFPB by the Dodd-Frank Act, or modifies through supervision or enforcement past regulatory guidance or interprets existing regulations in a different or stricter manner than they have been interpreted in the past by us, the industry or other regulators, our compliance costs and litigation exposure could increase materially, or we may be unable to offer our products in their current form without significant changes to our underwriting, loan origination, or other practices. This is particularly true with respect to the application of the Equal Credit Opportunity Act and Regulation B to credit risk models that rely upon alternative variables and machine learning, an area of law where regulatory guidance is currently uncertain and still evolving, and for which there are not well-established regulatory norms for establishing compliance.
Our compliance and operational costs and litigation exposure could increase if and when the CFPB or another federal or state agency amends or finalizes any proposed regulations, or if the CFPB or other federal or state regulators enact new regulations, change regulations that were previously adopted, modify, through supervision or enforcement, past regulatory guidance, or interpret existing regulations in a manner that is different or stricter than previous interpretations. Further, if future federal or state regulatory or legislative restrictions or prohibitions are imposed that affect our ability to offer certain of our products or that require us to make significant changes to our business practices, and if we are unable to develop compliant alternatives with acceptable returns, these restrictions or prohibitions could have a material adverse effect on our business. Our business, financial condition, and results of operations could also be affected if the CFPB, or another regulator, were to issue a consent decree or other similar order against us.
Our origination and servicing policies and procedures, as well as other policies and procedures covering certain aspects of our business, are subject to examination by our regulators, and the results of these examinations may require substantial financial resources to remediate or make changes to our business practices.
We are examined by numerous regulatory agencies, including in connection with our activities as a non-depository loan originator and servicer, money transmitter, broker-dealer and ATS, investment adviser, and transfer agent, for compliance with federal, state and local laws, rules, and guidelines. It is possible that any of these regulators will inquire about our practices, policies, or procedures relating to our regulated activities and require us to revise them in the future. The occurrence of one or more of the foregoing events or a determination by any court or regulatory agency that our practices, policies and procedures do not comply with applicable law could lead to downgrades by one or more rating agencies of the bonds issued by our securitization trusts, a transfer of our servicing responsibilities, increased delinquencies on the loans we service, other adverse impacts, or any combination of these events. Such a determination could also require us to modify our servicing standards or our practices, policies, or procedures relating to our regulated activities.
We are also supervised by regulatory agencies under state law. State attorneys general, state licensing regulators, and state and local consumer protection offices have authority to investigate consumer complaints and commence investigations and other formal and informal proceedings regarding our operations and activities. In addition, we are subject to periodic reviews and audits by state financial regulators, various investors, non-agency securitization trustees, repurchase warehouse facility providers, and others. A determination of our failure to comply with applicable law or other relevant requirements could lead to enforcement action, administrative fines and penalties, or other administrative action, which may adversely affect our business, financial condition, and results of operations.
The regulatory regime governing blockchain technologies is uncertain, and new regulations or policies may alter our business practices with respect to blockchain or could adversely impact our business.
The use of blockchain technology, including in the primary and secondary loan markets, is still in relatively early stages of growth. Regulation of blockchain-related activities remains uncertain and will continue to evolve. As blockchain technology has grown in popularity, federal and state agencies are increasingly taking an interest in, and in certain cases regulating or commencing litigation or enforcement actions based on, its use and operation, and our activities with respect to blockchain may be restricted or curtailed.
The laws and regulations to which we are subject, including those pertaining to blockchain-related activities, are rapidly evolving and increasing in scope. There has been guidance, reports, and public statements issued by federal and state financial regulators regarding the legal permissibility of, and supervisory considerations relating to, financial institutions engaging in blockchain-related activities. We continue to monitor these developments closely and seek to ensure that our blockchain-related activities conform with applicable requirements. However, if we are found to not comply with such requirements, we could be subject to administrative enforcement actions, lawsuits, civil and criminal penalties, and other legal and reputational harm, which could adversely affect our business, financial condition, and results of operations.
The characterization of HASH as a security may subject us to operational changes, litigation, and significant liability under applicable securities laws, which could have a material adverse effect on our business, financial condition, and results of operations.
In May 2021, FT launched Provenance Blockchain 2.0 and concurrently created and sold HASH to facilitate the creation of the blockchain. Because we operate our business and use Provenance Blockchain on the basis that HASH is not characterized as a “security” for purposes of U.S. federal or state securities laws, the classification of HASH as a security would have wide-ranging implications for the regulatory obligations that flow from the offer, sale and trading of HASH. A digital asset that is deemed to be a security in the United States may only be offered or sold pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration under the Securities Act, and persons that effect transactions in, that record or match transactions, or provide a trading venue for, digital assets that are securities in the United States may be subject to registration with the SEC as a “broker,” “dealer,” “exchange,” “transfer agent” or “clearing agency,” as applicable.
We utilize Provenance Blockchain as a recordkeeping source, and Provenance Blockchain relies on HASH to function. Participants incur certain “gas” fees in connection with their use of Provenance Blockchain, which are paid in the form of HASH. If HASH were characterized as a security, Provenance Blockchain in its current form would be inoperable or impracticable for our purposes. As a result, the characterization of HASH as a security would likely require us to move our blockchain-related activities to a new blockchain or continue to rely entirely on traditional documentary processes to record asset originations and transfers of ownership, as complying with applicable securities regulations may render the Provenance Blockchain in its current form inoperable or impracticable for the purposes for which we use it. While we currently maintain traditional documentary processes to record asset originations and transfers, the additional recording of such originations and transfers on Provenance Blockchain is expected to present significant operational advantages in the future that we believe will contribute to our growth and improve our results of operations over time. If HASH were to be deemed a security and Provenance Blockchain were to become inoperable or impractical for our purposes, we may be required to move our blockchain-related activities to a new blockchain, which would require additional resources and costs.
As a result of the failure to comply with applicable securities law requirements if HASH were deemed a security, FT could also face regulatory fines, enforcement actions and litigation. FLC, as an affiliate of FT at the time HASH was created and sold, could become a party to such litigation and enforcement actions and may be subject to liability as a successor to FT. FT may also be subject to claims that it violated U.S. federal or state securities laws, including but not limited to Section 5 of the Securities Act, and may be obligated to pay rescissionary payments or damages in connection with such claims (including to holders of HASH). As an entity that was formerly affiliated with the founder and promoter of Provenance Blockchain, FLC could also become subject to claims of aiding and abetting violations of U.S. federal or state securities laws in furtherance of the blockchain-related activities conducted by FT. Any such operational changes, litigation, enforcement actions, or securities law liability could have a material adverse effect on our business, financial condition, and results of operations.
Our use of Provenance Blockchain subjects us to reputational risk that could adversely affect our business, and the failure to maintain blockchain-related activities in our operations could have a significant adverse effect on our growth, the operational and cost efficiencies anticipated from the use of our platform, and the marketability of our platform.
If Provenance Blockchain is associated with any illicit activity, our reputation, as a prominent user of the blockchain, could be adversely affected, which could adversely affect our business, financial condition, and results of operations. Because Provenance Blockchain is a public and permissionless blockchain, users can interact directly with a market-making smart contract or on-chain trading mechanism to exchange one type of asset for another without any centralized intermediary. Due to this lack of centralized control or governing bodies, and considering other factors, including the speed with which transactions can be conducted on a blockchain, the ability to engage in transactions across multiple jurisdictions, the irreversible nature of certain transactions, the encryption technology that anonymizes these transactions, and the fact that blockchain-based assets have no physical form, blockchain-based assets are potentially susceptible to use in illegal activity such as fraud, money laundering, tax evasion, and other types of cybercrime. Digital asset platforms have been shut down or experienced losses of assets placed on the platform as a result of cybercrime, and any such event is likely to result in the complete loss of assets placed on such a platform. Any negative news or regulatory events associated with Provenance Blockchain could raise questions from our investors and cause reputational harm to us.
If we are unable to use the Provenance Blockchain or if we believe that reputational harm may result from our use of Provenance Blockchain, we may also be required to move our blockchain-related activities to a new blockchain. While Figure Connect, DART, Figure Exchange, YLDS, and Democratized Prime rely on the use of blockchain technology, our LOS does not rely on the use of blockchain technology, and all asset originations and transfers of ownership in our LOS are recorded through traditional documentary processes in accordance with state and local requirements. In addition to such processes, the information associated with the origination of an asset and any subsequent transfers of such asset are recorded with a unique hash value on Provenance Blockchain, which is generated by using a cryptographic algorithm and provides a secure, immutable record of data provenance, as any alteration in the data would result in a different hash, signaling tampering. While we maintain traditional documentation to record asset ownership and transfer, we believe that the additional recording of assets using blockchain technology presents significant operational advantages that will contribute to our growth and the improvement of our results of operations over time. If we experience reputational issues with Provenance Blockchain and are unable to move our blockchain-related activities to a new blockchain, the failure to implement such activities on a new blockchain could have a significant adverse effect on our growth, the operational and cost efficiencies anticipated from the use of our platform, and the marketability of our platform.
Challenges to DART could materially and adversely affect our business, financial condition, and results of operations.
DART, which we developed, is an electronic registry that tracks servicing rights and ownership of loans in the United States. We have used in the past, and currently use, DART as a lien and eNote registry system. As of September 30, 2025, 76 entities have executed agreements to participate in DART as an originator, secured party/financier, loan buyer, servicer, and/or custodian. In March 2024, we began making DART available for use by select partners, and, as of September 30, 2025, there were 54,152 loans that relied on DART as a registry. DART is part of a dual registry for real property records. DART Collateral Manager LLC acts as the trustee for platform-originated loans. DART Portfolio Manager LLC facilitates and documents subsequent transfers. DART monitors all DART Portfolio Manager LLC transactions and automatically updates the DART registry with real-time control changes. All DART records are stored on-chain and security interests reflected on the DART registry are recognized by Figure Connect participants via their assent to uniform DART Participation Rules. Although we have conducted analyses and surveys of applicable state and federal statutory law, case law, regulations, and regulatory guidance to determine that DART, in conjunction with the dual registry process explained above, constitutes a valid and effective lien and electronic note registry, if the use of DART were found not valid or effective, we could be obligated, or choose, to take remedial actions and may be subject to additional costs or losses. If this were to occur, as well as any failures to apply prudent and effective process controls in our use of DART and to comply with legal and other requirements in the foreclosure process, it could pose operational, reputational, and legal risks that could materially and adversely affect our business, financial condition, and results of operations.
Regulatory agencies and consumer advocacy groups have been aggressive in asserting claims that the practices of lenders and loan servicers result in a disparate impact on or unfair treatment of protected classes. We could suffer reputational damage and could be fined or otherwise penalized if our practices are found to have a discriminatory effect or to be unfair.
Anti-discrimination statutes, such as the Fair Housing Act and the Equal Credit Opportunity Act, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion, and national origin. Various U.S. federal regulatory agencies and departments, including the U.S. Department of Justice and the CFPB, have previously taken the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor is not permitted to consider in making credit decisions (i.e., creditor or servicing practices that have a disproportionate negative effect on a protected class of individuals).
These regulatory agencies, as well as consumer advocacy groups and plaintiffs’ attorneys have focused on “disparate impact” claims, and the U.S. Supreme Court confirmed that the “disparate impact” theory applies to cases brought under the Fair Housing Act. Although it is still unclear whether the “disparate impact” theory applies under the Equal Credit Opportunity Act, some regulatory agencies and private plaintiffs may continue to apply it to both the Fair Housing Act and the Equal Credit Opportunity Act in the context of mortgage lending and servicing. To the extent that the “disparate impact” theory continues to apply, we may be faced with significant administrative burdens in attempting to comply and potential liability for failures to comply.
Additionally, in March 2022, the CFPB announced that, in the course of examining companies’ compliance with consumer protection rules, the CFPB will scrutinize discriminatory conduct that violates the federal prohibition against unfair practices, indicating that certain discriminatory practices may trigger liability under the Consumer Financial Protection Act, which prohibits unfair, deceptive and abusive acts and practices, regardless of whether liability is triggered under the Equal Credit Opportunity Act. The CFPB stated that discrimination may meet the standard for “unfairness” regardless of whether it was intentional. Although a federal court subsequently vacated the CFPB’s updates to its examination manual that directed examiners to cite discriminatory conduct as a potential unfair practice, the CFPB appealed this ruling under the previous administration. On April 30, 2025, the CFPB and the plaintiffs in the litigation regarding the CFPB’s updates to its examination manual filed a joint stipulation to dismiss the appeal with the United States Court of Appeals for the Fifth Circuit.
Under the current administration, the CFPB’s and other federal agencies’ influence and emphasis on fair lending matters can be expected to evolve. Nevertheless, to the extent the Equal Credit Opportunity Act and the Fair Housing Act remain law, even if there is reduced rulemaking and enforcement of these laws, we will continue to be subject to their limitations, meaning that the risks associated with non-compliance or alleged non-compliance will continue to exist.

In addition to reputational harm, violations of the Equal Credit Opportunity Act and the Fair Housing Act can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees, and civil money penalties. The CFPB can seek several remedies under the Consumer Financial Protection Act including, but not limited to, rescission or reformation of contracts, refunds of money, restitution, disgorgement, payment of damages, and civil money penalties.
Further, the previous administration was focused on preventing discrimination in the residential home valuation process. For example, in February 2022, the CFPB and seven other federal agencies sent a joint letter to The Appraisal Foundation (“TAF”) emphasizing that discrimination prohibitions under the Fair Housing Act and the Equal Credit Opportunity Act extend to appraisals, and the CFPB released an outline of possible options for future rulemaking to prevent algorithmic bias in automated home valuation models. In March 2022, HUD delivered to President Biden an Interagency Task Force on Property Appraisal and Valuation Equity Action Plan (“PAVE”), which, among other things, describes efforts the task force—which includes 13 federal agencies—plans to take to reduce racial bias in home appraisals. In February 2023, the CFPB, HUD, and other federal regulators submitted a joint letter to TAF urging TAF to further revise its draft Ethics Rule for appraisers to include a detailed statement of federal prohibitions against discrimination under the Fair Housing Act and the Equal Credit Opportunity Act. In March 2023, the U.S. Department of Justice and the CFPB filed a statement of interest in a federal court appraisal bias case, asserting that a lender violates both the Fair Housing Act and the Equal Credit Opportunity Act “if it relies on an appraisal that it knows or should know to be discriminatory.” However, with the current administration, the PAVE task force’s website recently was taken down, apparently in connection with the administration’s efforts to end government Diversity, Equity, and Inclusion (“DEI”) initiatives, which may signal, but does not confirm, the potential for reduced or differing focus on preventing discrimination in the residential home valuation process. However, even if the federal agency emphasis on these issues changes, state regulatory authorities could become more strident in response to the federal-level retrenchment, potentially by implementing new legislation, regulations, or guidance, or initiating enforcement aimed at preventing discrimination in the residential home valuation process. Changes to home valuation rules and expectations could obligate us to modify our valuation-related processes and practices. If we are unable to make the necessary adjustments, our reputation could be harmed, our business could be adversely affected, and we could be subject to liability under various laws, such as the Fair Housing Act, Equal Credit Opportunity Act, the Consumer Financial Protection Act, and similar state laws.
Certain transactions in digital assets may constitute “retail commodity transactions” subject to regulation by the CFTC as futures contracts. If digital asset transactions we facilitate are deemed to be such retail commodity transactions, we would be subject to additional regulatory requirements, licenses and approvals, and potentially face regulatory enforcement, civil liability, and significant increased compliance and operational costs.
Any transaction in a commodity, including a digital asset commodity, entered into with or offered to retail investors using leverage, margin, or other financing arrangements (a “retail commodity transaction”) is subject to CFTC regulation as a futures contract unless such transaction results in actual delivery within 28 days. For these purposes, a retail investor means a person who is not an “eligible contract participant” for CFTC regulatory purposes. The meaning of “actual delivery” has been the subject of commentary and litigation, and in 2020, the CFTC adopted interpretive guidance addressing the “actual delivery” of a digital asset. In addition to trading in existing digital assets such as Bitcoin or Ether on a leveraged or financed basis, based on recent CFTC enforcement actions, these retail commodity transaction rules may also be implicated by certain digital assets, such as “leverage tokens,” that feature or are designed to offer inherent leveraged exposure to some other digital asset.
We currently and have previously offered leveraged or margined trading in digital assets as part of our Figure Markets business, but such offering is limited to (i) U.S. customers who are “eligible contract participants” and (ii) international customers. However, there is no guarantee that the steps we take to verify U.S. customer “eligible contract participant” status and exclude U.S. retail customers from accessing this offering will be effective. In the event such steps are not effective, or other digital asset transactions that we facilitate or facilitated are deemed retail commodity transactions, including pursuant to current or subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight, and we could be subject to judicial or administrative sanctions if we do not or did not at a relevant time possess appropriate registrations. The CFTC has previously brought enforcement actions against entities engaged in retail commodity transactions without appropriate registrations, as well as recent enforcement settled orders against developers of decentralized platforms.

Particular digital assets or transactions therein could be deemed “commodity interests” (e.g., futures, options, swaps) or security-based swaps subject to regulation by the CFTC or SEC, respectively. If a digital asset that we facilitate trading in is deemed a commodity interest or a security-based swap, we would be subject to additional regulatory requirements, registrations and approvals, and potentially face regulatory enforcement, civil liability, and significant increased compliance and operational costs.
As noted above, commodity interests transactions, as such term is defined by CFTC rules and regulations, include futures, options, swaps, and other derivatives on an underlying commodity, are subject to plenary regulation and supervisory oversight by the CFTC, including rules requiring the registration of entities engaged in, and platforms offering, certain exchange and intermediary functions in respect of commodity interest transactions. This CFTC regulatory and supervisory authority extends to commodity interest transactions involving any digital asset commodity, such as digital asset futures contracts and swaps and other transactions that are based on current and future prices of digital assets and indices of digital assets. To the extent that a digital asset in which we facilitate or facilitated trading or transactions in a digital asset which we facilitate or facilitated are deemed to fall within the definition of a commodity interest, including pursuant to subsequent rulemaking or guidance by the CFTC, we may be subject to additional regulatory requirements and oversight and could be subject to judicial or administrative sanctions if we do not or did not at a relevant time possess appropriate registrations as an exchange (for example, as a designated contract market for trading futures or options on futures, or as a swaps execution facility for trading swaps) or as a registered intermediary (for example, as a futures commission merchant or introducing broker). Such actions could result in injunctions, cease and desist orders, civil monetary penalties, fines, disgorgement, and reputational harm. The CFTC has previously brought enforcement actions against entities engaged in digital asset activities for failure to obtain appropriate exchange, execution facility and intermediary registrations.
Furthermore, the CFTC and the SEC have jointly adopted regulations defining “swaps” and “security-based swaps.” Security-based swaps include swaps based on single securities and narrow-based indices of securities. If a digital asset is deemed to be a security, certain transactions referencing that digital asset could constitute a security-based swap. A digital asset or transaction therein that is based on or references a security or index of securities, whether or not such securities are themselves digital assets, could also constitute a security-based swap. To the extent that a digital asset in which we facilitate or have facilitated trading or transactions in a digital asset which we facilitate or have facilitated are deemed to fall within the definition of a security-based swap, including pursuant to subsequent rulemaking or guidance by the CFTC or SEC, we may be subject to additional regulatory requirements and oversight by the SEC and could be subject to judicial or administrative sanctions if we do not or did not a relevant time possess appropriate registrations as an exchange (for example, as a security-based swaps execution facility) or as a registered intermediary (for example, as a security-based swap dealer or broker-dealer). This could result in injunctions, cease and desist orders, civil monetary penalties, fines, disgorgement, and reputational harm.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations may increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, especially once we are no longer an “emerging growth company,” as defined in the JOBS Act. For additional information, see the section titled “—Risks Related to Ownership of Our Securities —We are an ‘emerging growth company,’ and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.
Our executive officers have limited experience in dealing with the increasingly complex laws pertaining to public companies, which may increase the amount of their time devoted to these activities and result in less time being devoted to the management and growth of the business. We continue to evaluate whether we have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. We may expand our employee base and hire additional employees to support our operations as a public company, which may in the future cause our operating costs to increase. For additional information, see the section titled “—Regulatory, Tax and Other Legal Risks—If we fail to establish and maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our Class A common stock may decline.”
Being a public company also makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage, incur substantially higher costs to obtain coverage or only obtain coverage with a significant deductible. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our board of directors in the future, particularly to serve on our audit committee and compensation committee.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. Evolving laws, regulations, and standards could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards or our efforts differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business, financial condition, and results of operations could be adversely affected.
We have identified material weaknesses in our internal control over financial reporting. If we fail to remedy these material weaknesses, experience additional material weaknesses in the future or otherwise fail to continue to design, implement and maintain effective internal control over financial reporting, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.
Under the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”), we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our second Annual Report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
To comply with the requirements of being a reporting company under the Exchange Act, including performing the evaluation needed to comply with Section 404, we need to implement additional internal control over financial reporting, including but not limited to controls over relevant information systems, and hire additional accounting and finance staff. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We have spent and expect to continue to spend significant time and resources designing, evaluating and testing our accounting procedures and internal controls. As a private company, we were not required to test our internal control over financial reporting within a specified period. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.
As of December 31, 2024, the following material weaknesses existed:
•we did not design or maintain an effective control environment commensurate with our financial reporting requirements; specifically, we did not maintain adequate resources in the accounting and finance functions with requisite knowledge, skills, and experience to accurately apply GAAP; and
•we did not design and maintain effective risk assessment and monitoring; specifically, we did not maintain adequate accounting function personnel to perform appropriate identification of risk points, and to design, implement, and monitor the effectiveness of internal controls addressing the risk points identified.
These material weaknesses contributed to several additional material weaknesses. Specifically, we did not (i) design and maintain controls over technical accounting transactions to achieve adequate and timely analysis, (ii) effectively review manual aspects of recording loan assets to ensure that they were properly reflected on our balance sheet, or (iii) adequately review deliverables from management’s valuation specialists.
We have not identified a material misstatement to our financial statements resulting from the material weaknesses described above. Nevertheless, we recognize that each of the material weaknesses described above could result in misstatements to substantially all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.
We are in the process of implementing a plan to remediate the material weaknesses described above. Our remediation plan includes the hiring of additional accounting and financial reporting personnel and implementing additional policies, procedures and controls, all of which have and will continue to cause us to incur additional costs. When we are satisfied the internal control over financial reporting associated with the material weaknesses has been effectively designed and operated within our Company for a sufficient period of time, we will determine if we have remediated our material weaknesses. We have not been required to provide a management assessment of internal control over financial reporting under the rules and regulations of the SEC regarding compliance with Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”). It is possible that if we had a Section 404(a) assessment, additional material weaknesses may have been identified. Additionally, our registered independent public accounting firm has not been engaged to perform an audit of our internal control over financial reporting.
In the future, it is possible that additional material weaknesses may be identified that we may be unable to remedy before the requisite deadline for those reports. Our ability to comply with the annual internal control over financial reporting requirements will depend on the effectiveness of our financial reporting and relevant information systems and controls across our Company. Any weaknesses or deficiencies or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our results of operations and cause us to fail to meet our financial reporting obligations or result in material misstatements in our consolidated financial statements, which could adversely affect our business and reduce our stock price.
If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Changes in tax laws and examinations by tax authorities could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to taxes in the United States under federal, state, and local jurisdictions in which we operate. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to change and interpretation.
We may be subject to examination in the future, by U.S. federal, state and local, and non-U.S. authorities on income, employment, sales, and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have a material adverse effect on our business, financial condition, and results of operations. Various tax authorities may disagree with tax positions we take, and if any such tax authorities were to successfully challenge one or more of our tax positions, the results could materially adversely affect our business, financial condition, and results of operations. Further, the ultimate amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. The determination of our overall provision for income and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate tax obligations may differ materially from amounts recorded in our financial statements and could materially adversely affect our business, financial condition, and results of operations in the periods for which such determination is made.
Our ability to use our deferred tax assets to offset future taxable income may be subject to certain limitations, which could adversely affect our result of operations.
As of December 31, 2024, a full valuation allowance has been recorded against our deferred tax assets to reflect the amount of such assets that is not more likely than not to be realized. Our net deferred tax assets are primarily related to net operating loss carryforwards (“NOLs”). We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
We may also be limited in the portion of NOLs that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. For the year ended December 31, 2024, we had accumulated NOLs for U.S. federal and state tax purposes of approximately $221.9 million. Under current law, U.S. federal NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such NOLs is limited to 80.0% of current year taxable income beginning after December 31, 2020. Therefore, a lack or insufficiency of future taxable income would adversely affect our ability to utilize NOLs. In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is generally subject to limitations on its ability to utilize its pre-change NOLs and certain credit and capital loss carryforwards to offset future taxable income. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5.0% of our capital stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future changes in our stock ownership, including changes as a result of future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code.
We will continue to assess the realizability of our deferred tax assets in the future. Future adjustments in our valuation allowance may be required, which may have a material impact on our quarterly and annual results of operations.
Tax authorities may successfully assert that we should have collected or in the future should collect sales and use, gross receipts, value added, digital services or similar taxes and may successfully impose additional obligations on us, and any such assessments or obligations could adversely affect our business, financial condition, and results of operations.
The application of indirect taxes, such as sales and use tax, value-added tax, goods and services tax, digital services tax, business tax, gross receipts tax, and other similar taxes, to businesses such as ours is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business.
We may face various indirect tax audits in various U.S. jurisdictions, and tax authorities may raise questions about or challenge or disagree with our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit taxes and interest, and could impose associated penalties and fees. For example, following the U.S. Supreme Court decision in South Dakota v. Wayfair Inc., certain states have adopted, or begun to enforce, laws that may require the calculation, collection and remittance of taxes on sales in their jurisdictions, even if we do not have a physical presence in such jurisdictions. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, and could harm our business, financial condition, and results of operations. If these liabilities exceed such reserves, our financial condition will be harmed.
As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements, and any such difference may adversely impact our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.
Significant changes or developments in U.S. laws or policies, including changes in U.S. trade policies and tariffs and the reaction of other countries thereto, may have a material adverse effect on our business, financial condition, and results of operations.
Significant changes or developments in U.S. laws and policies, such as laws and policies surrounding international trade, foreign affairs, manufacturing and development and investment in the territories and countries where we or our customers operate, can materially adversely affect our business, financial condition, and results of operations. The Trump administration has imposed increased tariff rates on certain goods imported into the United States, which has led to corresponding punitive actions by the countries with which the U.S. trades. Any changes or potential changes in trade policies in the United States and the potential corresponding actions by other countries in which we do business could adversely and materially affect our business, financial condition, and results of operations.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our business, financial condition, and results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue, and expenses that are not readily apparent from other sources. Our business, financial condition, and results of operations could be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to the determination of the prepayment rates, discount rates, default rates, and servicing rates (as applicable) used in determining the fair value adjustments for loans held for sale, held for investment and servicing assets, to the valuation allowance for deferred tax assets, fair value of warrants, and stock-based compensation, including the fair value of the related common stock and employee awards determined by dividend rate, interest rate, market volatility, and expected term of the respective awards, employee-related costs and other inputs for capitalized internal use software and the related useful life for amortization, and whether or not to consolidate a variable interest entity.
Changes in accounting principles generally accepted in the United States may cause financial reporting fluctuations and could adversely affect our results of operations.
Generally accepted accounting principles in the United States are subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant impact on our reported results of operations. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes, and controls, which could negatively affect our results of operations.
Failure to comply with anti-bribery, anti-corruption and other similar laws could subject us to penalties and other adverse consequences.
We are subject to the Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201 and other anti-bribery and anti-corruption laws in the United States, and in the future, countries outside of the United States where we may conduct our activities. Anti-corruption and anti-bribery laws prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage.
We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our employees, agents, representatives, business partners or third-party intermediaries will not take actions in violation of applicable law for which we may be ultimately held responsible.
These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Any allegations or violations of the FCPA or other applicable anti-bribery and anti-corruption laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, severe criminal or civil sanctions, or suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, and results of operations. Responding to any investigation or action will likely result in a material diversion of management’s attention and resources and significant defense costs and other professional fees.
Figure is required to comply with laws related to anti-money laundering and counter-terrorist financing.
We are subject to various anti-money laundering and counter-terrorist financing laws, including the BSA in the United States, and similar laws and regulations abroad, which can vary greatly. In the United States, the BSA requires us to, among other things, develop, implement, and maintain a risk-based anti-money laundering program, provide an anti-money laundering-related training program, report suspicious activities and transactions to FinCEN, comply with certain reporting and recordkeeping requirements, and collect and maintain information about our customers. In addition, the BSA requires us to comply with certain customer due diligence requirements as part of our anti-money laundering obligations, including developing risk-based policies, procedures, and internal controls reasonably designed to verify a customer’s identity. Many states and other countries impose similar and, in some cases, more stringent requirements related to anti-money laundering and counter-terrorist financing. Anti-money laundering regulations are constantly evolving and vary from jurisdiction-to-jurisdiction. We strive to continuously monitor our compliance with anti-money laundering and counter-terrorist financing regulations and industry standards and implement policies, procedures, and controls in light of the most current legal requirements. Any violation of applicable anti-money laundering or counter-terrorist financing laws could result in whistleblower complaints, adverse media coverage, investigations, and severe criminal or civil sanctions, any of which could have a materially adverse effect on our reputation, business, financial performance, and results of operations. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
Risks Related to the Recombination and Post-Recombination Integration
Federal and state fraudulent transfer laws and Nevada corporate law may permit a court to void the Recombination, which would adversely affect our financial condition and our results of operations.
In connection with the Recombination, we completed several restructuring transactions, which may be subject to challenge under federal and state fraudulent conveyance and transfer laws as well as under Nevada corporate law, even after the Recombination has been completed. Under applicable laws, any transaction, contribution, or distribution contemplated as part of the Recombination could be voided as a fraudulent transfer or conveyance if, among other things, the transferor received less than reasonably equivalent value or fair consideration in return for, and was insolvent or rendered insolvent by reason of, the transfer.
We cannot be certain as to the standards a court would use to determine whether any entity involved in the Recombination was insolvent at the relevant time. In general, however, a court would look at various facts and circumstances related to the entity in question, including evaluation of whether:
•the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair market value of all of its assets;
•the present fair market value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or
•it could pay its debts as they become due in the usual course of business.
If a court were to find that any transaction, contribution, or distribution involved in the Recombination was a fraudulent transfer or conveyance, the court could void the transaction, contribution, or distribution. In addition, the distribution could also be voided if a court were to find that it is not a lawful distribution under Nevada corporate law. The resulting complications, costs, and expenses of either finding would materially adversely affect our business, financial condition, and results of operations.
We may experience difficulties in reintegrating the operations of FMH back into our business or we may experience challenges in realizing expected benefits of the Recombination.
On August 29, 2025, we recombined with FMH through a series of transactions and FMH became a wholly-owned subsidiary of FTS. The success of the Recombination depends in part on our ability to realize the anticipated business opportunities from recombining the operations of FMH with our business in an efficient and effective manner. The reintegration process could take longer than anticipated and could result in the loss of key employees, the disruption of each company’s ongoing businesses, tax costs or inefficiencies or inconsistencies in standards, controls, IT systems, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, employees or other third parties, or our ability to achieve the anticipated benefits of the Recombination, and could harm our financial performance. If we are unable to successfully or timely reintegrate the operations of FMH with our business, we may incur unanticipated liabilities and be unable to realize the revenue growth, synergies and other anticipated benefits resulting from the Recombination, and our business, results of operations and financial condition could be materially and adversely affected.
Furthermore, the reintegration of FMH may divert management’s time and resources from our core business and disrupt our operations. We may incur significant costs in the reintegration of FMH and may not achieve cost synergies and other benefits sufficient to offset the costs of the Recombination. Moreover, even if we were successful in reintegrating FMH, expected synergies or cost savings may not materialize, resulting in lower-than-expected benefits to us from the Recombination. We may spend time and money on projects that do not increase our revenue. All of the above risks could have a material adverse effect on our business, prospects, liquidity, financial condition, and results of operations.
We may be subject to notice and approval requirements that are implicated by the Recombination and with which we may not be able to comply with.
We must comply with requirements to report to, and in some circumstances obtain advance approval from, our regulators for certain changes to our business; for instance, the maintenance of certain state licenses requires the submission of information regarding and the approval of direct or indirect owners, or other control persons, of the licensed entity which, depending on applicable state law, may include, for example, persons with a direct or indirect ownership interest of 10% or more of the outstanding interests or voting power of our Company or a particular entity within our structure. Undergoing a qualifying change in control also may, in certain circumstances, require one or more of our licensed entities to re-apply for a license from a state regulator.
A failure to provide timely notice of, or obtain prior approval for, certain business changes can raise significant risks in certain jurisdictions, such as suspension or revocation of licenses in such jurisdictions, prevention from engaging in the applicable regulated activity covered by such licenses (including, for example, originating and servicing loans) in such jurisdictions, imposition of administrative fines, penalties, or enforcement actions or civil and/or criminal penalties, and negative impact to our operations and growth prospects. Any of the foregoing consequences could adversely impact our business in such jurisdiction, be reportable to other regulatory authorities or contract counterparties, and negatively impact our business, relationship, eligibility, or standing with such other regulatory authorities or counterparties.
Risks Related to Ownership of Our Securities
The dual-class structure of our common stock concentrates voting control with Michael Cagney, our co-founder and member of our board of directors, which will limit your ability to affect the outcome of key transactions, including a change in control, and it may depress the trading price of our Class A common stock.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2025, Michael Cagney, our co-founder and member of our board of directors, and his permitted transferees, hold 37,893,047 shares of Class B common stock representing approximately 68% of the voting power of our outstanding capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, Mr. Cagney, Ms. Ou, and their permitted transferees control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all of our assets or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
This control may also adversely affect the market price of our Class A common stock. For example, certain index providers have in the past imposed restrictions on including companies with multiple-class share structures in certain of their indexes. Because of our dual-class structure, we will likely be excluded from certain of these indexes, where applicable, and we cannot assure you that other stock indexes will not take similar actions. Under these policies, our dual-class capital structure would make us ineligible for inclusion in certain indexes, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indexes would not invest in our stock. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
The market price of our Class A common stock may be volatile, and you could lose all or part of your investment.
The market price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock since you might be unable to sell your shares at or above the price you paid. Moreover, we cannot assure you that an active trading market for our Class A common stock will be sustained. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;

•a reduction in the availability of HELOC funding and liquidity from loan purchasers on the secondary market and the capital markets;
•volatility in prices of digital assets and volume of transactions conducted on Figure Exchange;
•quarterly fluctuations in demand for the loans we facilitate through our platform;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•announcements by us or our competitors of new products, features or services;
•actual or perceived security breaches or other security incidents;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, services, or technologies by us or our competitors;
•any actual or anticipated changes in the financial projections we may provide to the public or our failure to meet those projections;
•sales of shares of our Class A common stock by us or our stockholders;
•the recruitment or departure of key personnel;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•changes in prevailing interest rates and other macroeconomic conditions;
•fluctuations in the trading volume of our shares or the size of our public float;
•actual or anticipated changes or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•failure of securities analysts to maintain coverage of us, changes in actual or future expectations of investors or securities analysts or our failure to meet these estimates or the expectations of investors;
•litigation involving us, our industry or both;
•governmental or regulatory actions or audits;
•regulatory or legal developments in the United States and other countries;
•general economic conditions and trends;
•announcement or expectation of additional financing efforts;
•expiration of market stand-off or lock-up agreements; and
•changes in accounting standards, policies, guidelines, interpretations, or principles.
The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have an adverse impact on the market price of our Class A common stock.
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Our quarterly results are likely to fluctuate and as a result may adversely affect the trading price of our Class A common stock.

Our quarterly results of operations have historically varied from period to period, and we expect that our results of operations will continue to vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results for any one quarter are not necessarily an accurate indication of future performance. Our quarterly financial results may fluctuate due to a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly financial results include:
•general economic conditions, including economic slowdowns, recessions, interest rate changes, inflation, and the tightening of credit markets;
•our ability to attract and retain partners in a cost-effective manner;
•our cost of borrowing money and access to loan funding sources;
•our ability to attract new partners and loan purchasers of our loan funding programs;
•our ability to maintain relationships with existing partners and loan purchasers of our loan funding programs;
•our ability to maintain or increase loan volumes, and the channels through which the loans, partners and loan funding are sourced;
•our ability to maintain effective relationships with market affiliates or drive volume from other marketing sources from which prospective customers access our website;
•changes in financial services firms’ behavior with respect to blockchain technology;
•our ability to identify and prevent fraudulent activity and the impact of fraud prevention measures;
•changes in the fair value of assets and liabilities on our balance sheet;
•the timing and success of new products and services;
•the effectiveness of our direct marketing and other marketing channels;
•the amount and timing of operating expenses related to maintaining and expanding our business, operations, and infrastructure, including acquiring new and maintaining existing partners and loan purchasers on the secondary market and attracting customers to our platform;
•the number and extent of prepayments of loans facilitated on our platform;
•network outages or actual or perceived security breaches or incidents;
•our involvement in litigation or regulatory enforcement efforts (or the threat thereof) or those that impact our industry generally;
•the length of the onboarding process related to acquisitions of new partners;
•changes in laws and regulations that impact our business;
•our ability to protect, maintain and enforce our intellectual property; and
•changes in the competitive dynamics of our industry, including consolidation among competitors or the development of competitive products by larger, well-funded incumbents.
If securities or industry analysts publish inaccurate or unfavorable research about us, our business, or our market, or if they adversely change their recommendations regarding our Class A common stock, the trading price or trading volume of our Class A common stock could decline.
The trading market for our Class A common stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more securities analysts initiate research with an unfavorable rating or downgrade our Class A common stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, the price of our Class A common stock price would likely decline. If one or more securities analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which in turn could cause the price and trading volume of our Class A common stock to decline.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and have the option to utilize certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year in which we have at least $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates as of the last business day of our most recently completed second fiscal quarter; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. While we have not made such an irrevocable election, we have not delayed the adoption of any applicable accounting standards. Further, we may take advantage of some of the other reduced regulatory and reporting requirements that will be available to us so long as we qualify as an emerging growth company.
Among other things, our reliance on the extended transition period means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect to not provide you with certain information, including certain financial information and certain information regarding the compensation of our executive officers, that we would otherwise be required to provide in filings we make with the SEC, which may make it more difficult for investors, and securities analysts to evaluate our Company. As a result, investor confidence in our Company and the market price of our Class A common stock could be adversely affected. Further, we cannot predict if investors will find our Class A common stock less attractive if we rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less-active trading market for our Class A common stock and our stock price may be more volatile.
We have elected to take advantage of the “controlled company” exemption to the corporate governance rules for NASDAQ-listed companies, which could make our Class A common stock less attractive to some investors or otherwise adversely affect our stock price.
As long as Mr. Cagney continues to control a majority of the voting power of our outstanding voting stock, we will be a controlled company within the meaning of the listing rules of NASDAQ. Because we qualify as a “controlled company,” we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In light of our status as a controlled company, in the future we could elect not to have a majority of our board of directors be independent or not to have a compensation committee or nominating and corporate governance committee. Accordingly, should the interests of our management and Mr. Cagney differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NASDAQ-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise adversely affect our stock price.
Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress the price of our Class A common stock.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could have an adverse effect on our stock price and could impair our ability to raise capital through the sale of additional stock. In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock. Issuing additional shares of our Class A common stock, Class B common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both.
As of September 30, 2025, we have 174,853,649 shares of our Class A common stock and 37,893,047 shares of our Class B common stock outstanding. All of the Class B common stock outstanding are considered “restricted securities,” as that term is defined under Rule 144 of the Securities Act. Of the 174,853,649 shares of Class A common stock outstanding, 140,041,179 are “restricted securities,” as that term is defined under Rule 144 of the Securities Act. The holders of these “restricted securities” are entitled to dispose of their shares pursuant to (i) the applicable holding period, volume, and other restrictions of Rule 144 or (ii) another exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of Class A common stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Class A common stock. On August 29, 2025, in connection with the Recombination, we entered into the Investors’ Rights Agreement (as defined herein), pursuant to which certain holders of our common stock are entitled to demand the registration of certain or all of their common stock that such persons beneficially own.
We do not intend to pay cash dividends on our common stock for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend on obtaining regulatory approvals, if required, our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.
Our second amended and restated articles of incorporation and amended and restated bylaws designate a state or federal court located within the State of Nevada as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, stockholders or employees.
Our articles of incorporation and bylaws provide that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada, is the sole and exclusive forum for any actions, suits or proceedings, whether civil, administrative or investigative, including: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders; (iii) any action arising pursuant to any provision of Nevada Revised Statutes (“NRS”) Chapters 78 or 92A or any provision of our articles of incorporation or bylaws; (iv) to interpret, apply, enforce or determine the validity of our articles of incorporation and bylaws; or (v) asserting a claim governed by the internal affairs doctrine; provided that the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. Our articles of incorporation and bylaws further provide that, in the event that the Eighth Judicial District Court of Clark County, Nevada does not have jurisdiction over any such action, suit or proceeding, then any other state district court located in the State of Nevada will be the sole and exclusive forum therefor and in the event that no state district court in the State of Nevada has jurisdiction over any such action, suit or proceeding, then a federal court located within the State of Nevada will be the sole and exclusive forum therefor.
Section 22 of the Securities Act establishes concurrent jurisdiction for federal and state courts over Securities Act claims. Accordingly, both state and federal courts have jurisdiction to hear such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring, holding, or owning (or continuing to hold or own) any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Nevada law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our current or former directors, officers, stockholders or other employees, which may discourage such lawsuits against us or our current or former directors, officers, stockholders or other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations promulgated thereunder as a result of our exclusive forum provisions.

Although NRS 78.046 permits the articles of incorporation or bylaws of a Nevada corporation to require, to the extent not inconsistent with any applicable jurisdictional requirements and the laws of the United States, that any, all or certain actions must be brought solely or exclusively in a specified court, it is possible that a court of law could rule that this provision is inapplicable or unenforceable if it is challenged in a proceeding or otherwise. If a court were to find either exclusive forum provision contained in our second amended and restated articles of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur significant additional costs associated with resolving such action in other jurisdictions, all of which could harm our business, financial condition, and results of operations.
Nevada law and provisions in our second amended and restated articles of incorporation and bylaws might delay, discourage, or prevent a change of control of our Company or changes in our management, thereby depressing the market price of our Class A common stock.
Our status as a Nevada corporation and the anti-takeover provisions of the NRS may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with an interested stockholder for a period of two years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our second amended and restated articles of incorporation and bylaws contain provisions that may make the acquisition of our Company more difficult or delay or prevent a change of control or changes in our management. Among other things, these provisions:
•establish a dual-class common stock structure, with differing voting rights;
•authorize our board of directors to issue shares of preferred stock or blockchain common stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;
•from and after such time as Mr. Cagney, our co-founder and member of our board of directors, no longer beneficially owns more than 50% of the voting power of our capital stock, permit only the board of directors to establish the number of directors and fill vacancies on the board;
•from and after such time as Mr. Cagney, our co-founder and member of our board of directors, no longer beneficially owns more than 50% of the voting power of our capital stock, establish that our board of directors will be divided into three classes, with the classes as nearly equal in number as possible and each class serving three-year staggered terms;
•provide that our directors may only be removed for cause;
•from and after such time as Mr. Cagney, our co-founder and member of our board of directors, no longer beneficially owns more than 50% of the voting power of our capital stock, permit stockholders to only take actions at a duly called annual or special meeting and not by written consent;
•require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings;
•not elect to have cumulative voting in the election of directors;
•from and after such time as Mr. Cagney, our co-founder and member of our board of directors, no longer beneficially owns more than 50% of the voting power of our capital stock, prohibit stockholders from calling a special meeting of stockholders; and
•from and after such time as Mr. Cagney, our co-founder and member of our board of directors, no longer beneficially owns more than 50% of the voting power of our capital stock, require a super-majority vote of stockholders to amend some of the provisions described above.
These provisions, alone or together, could delay, discourage, or prevent a transaction involving a change in control of our Company. These provisions could also discourage proxy contests, make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
A change of control of our Company could result in an assignment of our investment advisory agreements and the termination of the investment management agreement in place with FCC.

Under the Advisers Act, each of the investment advisory agreements for the private funds we manage must provide that it may not be assigned without the consent of the particular fund or other client, and each investment advisory agreement in place between FIA and any registered investment companies we manage will automatically terminate upon an assignment thereof by FIA. An assignment occurs for purposes of the Advisers Act if, among other things, the current control parties transfer a controlling stake or a third party otherwise acquires a controlling stake in the investment adviser. For example, if a third party acquired a sufficient number of shares to be able, alone or with others, to control the appointment of directors and other matters submitted to our stockholders for a vote, there could be deemed an indirect change of control of FIA, and thus an assignment (within the meaning of the Advisers Act) of the investment advisory agreements for the private funds we manage and automatic termination of the investment management agreement with FCC. If such an assignment occurs, we cannot be certain that we will be able to obtain the necessary consents from our private funds or enter into a new agreement with our registered funds, which could cause us to lose the management fees and performance fees we earn from such funds.
You may be diluted by the future issuance of additional common stock in connection with our equity incentive plans, acquisitions or otherwise.
Under Nevada law and our second amended and restated articles of incorporation, our board of directors will have the authority to issue up to an additional 825,146,351 shares of authorized but unissued Class A common stock and 162,106,953 shares of authorized but unissued Class B common stock, and 500,000,000 shares of authorized but unissued Blockchain common stock, as well as rights relating to such common stock, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 22,985,926 shares of Class A common stock for issuance under our 2025 Plan subject to adjustment in certain events. Any Class A common stock that we issue, including under our 2025 Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our Class A common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Securities
None
Use of Initial Public Offering Proceeds
On September 10, 2025, the SEC declared effective our Registration Statement on Form S‑1 (File No. 333‑289695), as amended, filed in connection with our IPO. On September 12, 2025, the Company completed its IPO, in which the Company issued and sold 36,225,000 of its Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $25.00 per share. The IPO resulted in net proceeds to the Company of $663.4 million after deducting the underwriting discounts and commissions of $42.3 million and before deducting offering costs of $8.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the IPO. In addition, selling stockholders sold 8.0 million shares of Class A common stock at the public offering price of $25.00 per share. We did not receive any proceeds from the sale of shares of Class A common stock by the selling stockholders. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
Goldman Sachs & Co. LLC, Jefferies, and BofA Securities acted as joint lead book-running managers of the offering. There has been no material change in the planned use of the net proceeds from our IPO as described in our Prospectus.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

No officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended September 30, 2025.
Founder Retention Equity Award Amendment
Upon recommendation from the Compensation Committee of the Company’s Board of Directors, on November 12, 2025 the Board of Directors approved that the time-based portion of the founder retention equity award granted to Mr. Cagney on or around the date of the Company’s initial public offering under the Company’s 2025 Incentive Award Plan, comprised of 3,200,942 options and 3,200,942 restricted stock units with respect to shares of Class B common stock of the Company, be amended to remove the one-year vesting cliff such that the awards will instead vest in sixteen substantially equal quarterly installments on each quarterly anniversary of September 10, 2025, subject to Mr. Cagney’s continued service through the applicable vesting date. This amendment is consistent with the Company’s historical practice to not include a one-year vesting cliff on equity awards granted to its service providers which were not the initial equity awards granted to such service providers.
ITEM 6. EXHIBIT

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation	8-K	001-42829	3.1	9/12/2025
3.2	Amended and Restated Bylaws	8-K	001-42829	3.2	9/12/2025
4.1	Form of Class A Common Stock Certificate	S-1/A	333-289695	4.1	9/2/2025
4.2	Form of Class B Common Stock Certificate	S-1/A	333-289695	4.2	9/2/2025
4.3	Assignment, Assumption and Amendment Agreement, dated as of August 29, 2025, by and among FT Intermediate, Inc., Figure Markets Holdings, Inc. and J. Digital 6 Cayman Ltd.	S-1/A	333-289695	4.3	9/8/2025
10.1	Form of Director and Executive Officer Indemnification and Advancement Agreement	S-1/A	333-289695	10.1	8/25/2025
10.2	2025 Incentive Award Plan	S-8	333-290240	99.5	9/12/2025
10.3	Form of Restricted Stock Unit Grant Notice and Agreement under the 2025 Incentive Award Plan	S-1/A	333-289695	10.7	8/25/2025
10.4	Form of Stock Option Grant Notice and Agreement under the 2025 Incentive Award Plan	S-1/A	333-289695	10.8	8/25/2025
10.5	Retention Performance Stock Unit Grant Notice and Agreement under the 2025 Incentive Award Plan, by and between Figure Technology Solutions, Inc. and Michael Cagney	S-8	333-290240	99.8	9/12/2025
10.6	Employee Stock Purchase Plan	S-1/A	333-289695	10.9	8/25/2025
10.7	Non-Employee Director Compensation Policy	S-1/A	333-289695	10.10	8/25/2025
10.8^	Seventh Amended and Restated Investors’ Rights Agreement, dated August 29, 2025, among Figure Technology Solutions, Inc. and the investors party thereto.	S-1/A	333-289695	10.14	9/2/2025
10.9■†	Side Letter, dated September 8, 2025, by and among Figure Lending LLC, Figure Lending Corpo., Fig Six Mortgage LLC, Fig SSP Member LLC and the Purchaser party thereto	S-1/A	333-289695	10.19	9/10/2025
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith
** Furnished herewith
†Certain of the schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The registrant hereby undertakes to provide further information regarding such omitted materials to the SEC upon request.
^Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).
■Certain portions of this exhibit have been redacted pursuant to Regulation S-K, Items 601(a)(6) and Item 601(b)(10)(iv). Portions redacted pursuant to Item 601(b)(10)(iv) (indicated by “[***]”) have been redacted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Figure Technology Solutions, Inc.

Date:	November 13, 2025	By:	/s/ Michael Tannenbaum
Michael Tannenbaum
Chief Executive Officer and Director

Date:	November 13, 2025	By:	/s/ Macrina Kgil
Macrina Kgil
Chief Financial Officer