Form 10-K
period 2025-12-31
Figure Technology Solutions, Inc.
filed 2026-03-16
CIK 2064124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-42829
_________________________
FIGURE TECHNOLOGY SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
_________________________

Nevada	99-2556408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 West Liberty Street, Suite 600 Reno, NV	89501
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (917) 789-8049
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	FIGR	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: Series A Blockchain Common Stock, par value $0.0001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of March 10, 2026, registrant had outstanding 177,425,569 shares of Class A common stock, net of treasury shares, 37,893,047 shares of Class B common stock and 1,031,710 shares of Blockchain common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report, including without limitation, statements regarding our future financial performance, including our expectations regarding our revenue, expenses, ability to determine reserves, and ability to remain profitable; our ability to maintain, expand, and enter into new relationships with partners and loan purchasers on the secondary market; our ability to broaden our network of partners; our ability to develop and achieve market acceptance of new products and services, including OPEN and our Blockchain Common Stock; anticipated trends, growth rates, and challenges in our business; and the cryptoeconomy, the price, and market capitalization of digital assets; the development and adoption of blockchain technology; our expectations regarding the trading market, liquidity, and trading price of our Class A common stock and Blockchain Common Stock; our ability to maintain effective internal control over financial reporting; our expectations regarding the regulatory environment applicable to our lending and digital asset activities; and our ability to maintain required licenses and regulatory approvals are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report titled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
You should read this Annual Report and the documents that we reference in this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties, together with all of the other information contained in this Annual Report, when investing in our Class A common stock or Blockchain Stock. The principal risks and uncertainties affecting our business include the following:
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
•The dual-class structure of our common stock concentrates voting control with Michael Cagney, our co-founder and member of our board of directors, which will limit your ability to affect the outcome of key transactions, including a change in control, and it may depress the trading price of our Class A common stock and Blockchain Stock.
•An active trading market for the Blockchain Stock does not exist and may not develop, and an active public trading market for our Class A common stock may not continue to develop or be sustained.
•Distributed ledger technology is an emerging technology and has been subject to limited testing and usage.
•The market price of our Class A common stock may be volatile, which will directly affect the market price for the Blockchain Stock, and you could lose all or part of your investment.

PART I
ITEM 1. BUSINESS
Business Overview
Figure is building the future of capital markets using blockchain-based technology.
Figure’s proprietary technology powers next-generation lending, trading and investing activities in areas such as consumer credit and digital assets. Our application of the blockchain ledger allows us to better serve our end-customers, improve speed and efficiency, and enhance standardization and liquidity. Using our technology, we continue to develop dynamic, vertically-integrated marketplaces across the approximately $2 trillion consumer credit market and the rapidly growing approximately $3 trillion cryptocurrency and digital asset market. As a result, Figure has grown quickly in a capital-efficient manner since our founding, and more recently we have achieved strong and growing profitability, with net income of $134.3 million and Adjusted EBITDA of $251.2 million for the year ended December 31, 2025, compared to net income of $19.9 million and Adjusted EBITDA of $101.4 million for the year ended December 31, 2024, and accumulated deficit of $187.0 million and total stockholders’ equity of $1.2 billion as of December 31, 2025, compared to accumulated deficit of $320.9 million and total stockholders’ equity of $363.4 million, as of December 31, 2024. See the section titled “Non-GAAP Financial Measures” for information regarding our use of Adjusted Net Revenue and Adjusted EBITDA and a reconciliation of such Non-GAAP Financial Measures to our most directly comparable financial measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”).
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
Figure aims to address these challenges by using blockchain-based technology to innovate beyond legacy processes. We built a transformative, scaled and fast growing technology platform that displaces trust with truth in the financial ecosystem. Our platform also supports legacy systems, and our goal is to shift customer adoption towards blockchain-based solutions. Furthermore, our technology significantly reduces complexity and increases speed for market participants across the application, underwriting, funding and subsequent capital markets processes. Using our Loan Origination System (“LOS”), the time it takes to fund a home equity loan from application has been reduced to a median of 10 days from an industry median of approximately 43 days (based on data from industry sources) as of December 31, 2025. In comparison, for asset classes outside of mortgages, such as personal loans, there are many loan originators that utilize digitized, fast and automated processes that can fund as fast as same-day or often in as little as three to five days. Additionally, the average production cost per loan was reduced to approximately $717 for the year ended December 31, 2025 from a mortgage industry average of $11,109 as of September 30, 2025, the most recent period available, according to the Mortgage Bankers Association (“MBA”). This is a result of our entirely automated application process that takes as little as five minutes to complete and as few as five days to fund. Our platform automates income verification and offers customers the ability to redraw without incurring closing or out-of-pocket costs. Additionally, our platform employs an automatic valuation model, replacing the traditional, time-consuming appraisal process, and utilizes a digital lien matching process instead of the traditional analog title search. It also facilitates remote closings, including remote notaries, in jurisdictions where permitted by applicable laws. Importantly, we have brought a liquid capital market for loans behind this low cost, automated and blockchain-based origination engine.
Our technology enables the immutable recording of all assets and their key information on Provenance Blockchain. Provenance Blockchain, an independent Layer 1 blockchain, provides the scale, security, speed and cost structure to facilitate activity across the broad financial services landscape as a record of truth for assets. Using loans as an example, this authenticity record provides a validation mechanism to support the traditional, off-chain processes we use for tracking and monitoring loan transactions. This record provides verified information regarding the chain of ownership for all of the loans originated on our platform. Adoption of our technology has scaled significantly with every asset passing through Figure’s system being recorded on Provenance Blockchain, which has accumulated over $70 billion in both real-world and digital asset transactions since our launch in late 2018. According to data from RWA.xyz, our real-world assets total value locked is approximately $14 billion as of December 31, 2025 and our share of tokenized private credit is approximately 75% based on the value of outstanding loans originated as of December 31, 2025.

We began addressing the consumer credit market in 2018 with our Figure-branded product, which catered to direct-to-consumer home equity loans. We then expanded further through Partner-branded strategies, in which a growing number of partners use our technology to independently originate home equity loans. For the year ended December 31, 2025, we facilitated approximately $8.3 billion of home equity lending, representing an increase of 62% compared to the year ended December 31, 2024. As of December 31, 2025 we had 307 active partners.
For the year ended December 31, 2025, 87% of loans originated through our LOS, which include loans originated by Figure as well as by our partners, utilized our proprietary DART platform, compared to only 2% of loan originations for the year ended December 31, 2024. DART is an electronic registry that tracks servicing rights and ownership of loans in the United States on Provenance Blockchain. Loans originated by our partners utilizing DART accounted for 88% of Partner-branded loans and 67% of all loans originated by our LOS (including wholesale (brokered) transactions) for the year ended December 31, 2025. We pay a minimal amount in the form of HASH for our use of the Provenance Blockchain. HASH is the utility token of the Provenance Blockchain and therefore gas fees (usage fees) are paid in HASH. A small amount of HASH is required to complete each transaction, and we pay these fees on behalf of all participants for any activity they complete with our assets. The average gas fee has been less than one HASH since 2018, which is equivalent to approximately $0.02 as of December 31, 2025.
Since launching Figure Connect in June 2024, approximately $3.9 billion in HELOC volume was transacted on Figure Connect by third parties and 48 total marketplace participants (across loan originators, buyers and investors) were onboarded as of December 31, 2025. Our relationship with our partners is based on our partners’ right to use our solutions. Once a partner is approved and onboarded, the partner enters into a contractual agreement with us for the right to use our LOS and Figure Connect marketplace, an electronic marketplace that employs blockchain technology to directly connect sellers and buyers of loans, in exchange for fees. These partner agreements typically have a fixed term with auto-renewals unless notice is given to terminate, are non-exclusive and do not obligate our partners to use our solutions. The fees we earn from partners are based on the principal balance of each loan originated on our LOS and the principal balance of loans transacted on Figure Connect.
In February 2025, we formed a joint venture with Sixth Street Partners (“Sixth Street”), Fig SIX Mortgage, LLC, to purchase HELOC loans originated through our LOS and sold through Figure Connect. Sixth Street Partners is a global investment firm that invests in credit products, among other strategies. Fig SIX Mortgage, LLC is capitalized with 95% Sixth Street equity and 5% Figure equity. We refer to this joint venture and its activities as a “Guarantor Vehicle.” The Guarantor Vehicle is expected to wholly own the loans it purchases and subsequently sell these loans into Figure HELOC securitizations. Both we and Sixth Street Partners expect to continue to contribute equity into the joint venture up to a total $210.5 million commitment. As of December 31, 2025, Figure had contributed $2.5 million of equity into the Guarantor Vehicle out of a total $10.5 million initial commitment, and Sixth Street Partners had contributed $47.1 million out of a total $200.0 million initial commitment. We do not consolidate the financial statements of the Guarantor Vehicle. Our aim with Figure Connect is to enhance liquidity for loans originated on our LOS, and we believe the Guarantor Vehicle will significantly advance this goal.
With our technology applicable to the broader capital markets, we are expanding beyond our foundational solutions by developing trading and investing products. One example is Figure Exchange, a digital asset marketplace that provides customers advantages for crypto-trading, such as cross-asset collateralization for margin lending. Another example is YLDS, a groundbreaking interest-bearing peer-to-peer transferable stablecoin that is both native to a public blockchain and a debt security registered with the SEC. YLDS has many use cases resulting from its status as a security, including yielding collateral for institutions, cross-border payments and serving as the de-facto currency of Figure Exchange. For the year ended December 31, 2025, we generated $1.1 million in net interest income from YLDS and we did not generate material revenue from Figure Exchange.
A newer pillar of our value proposition is the Democratized Prime platform, which disrupts the traditional prime brokerage infrastructure by allowing users to lend their assets or excess cash into the ecosystem at a market-clearing rate. Democratized Prime is a decentralized, blockchain-based financial (“DeFi”) marketplace connecting sources and uses of capital, where common borrowers face off against common lenders. Lenders have pro-rata exposure to all borrowers and make their decision on participating and on the desired loan interest rate based on a combination of (i) the liquidity of the collateral, (ii) the volatility of the collateral, (iii) the over-collateralization amount, and (iv) the quality of the collateral. In the case of Figure HELOC loans, there is a weekly Bid Wanted In Competition (“BWIC”) for these loans that provides liquidity; should there be a breach of loan-to-value ratio, the relevant loans will be liquidated through the BWIC process.

As of December 31, 2025, the applicable fees for Democratized Prime are 50 basis points of outstanding balance and are paid by the borrower. As of December 31, 2025, Democratized Prime had not generated material revenue as we have provided the initial assets to support the platform while we build out funding distribution. We expect Democratized Prime to grow as users begin to recognize its benefits.
We believe that we have established a regulatory and licensing apparatus which sets us apart from our competitors and enables us to continue expanding our diverse product offering. We currently have more than 180 lending and servicing licenses, 48 money transmitter licenses, and are an SEC-registered broker-dealer with authority to operate an alternative trading system (“ATS”), the operations of which are conducted in accordance with SEC and the Financial Industry Regulatory Authority (“FINRA”) rules and regulations.
In addition to fees generated from our partners, we earn volume-based fees from partners and users who utilize our technology solutions to transact in our ecosystem. Within this usage-based model, we target positive unit economics in each of our solutions. In addition to our growing stream of ecosystem and technology fees, we also earn origination, gain on sale, and servicing revenue from assets generated through our LOS. During the year ended December 31, 2025, HELOCs comprised over 98% of our total loan originations.
For the year ended December 31, 2024, approximately 82% of our total net revenue was generated from origination fees, gain on sale of loans, servicing fees and interest income from assets generated through our LOS from both Figure and our network of partners. For the year ended December 31, 2025, this represented approximately 71% of total net revenue, as revenue from Figure Connect and other new products grew faster than the solely LOS-driven revenue sources.
Competition
Our integrated loan origination and distribution technology solution faces competition from other originators’ proprietary systems and from third-party digital origination technology solutions providers. In particular, we compete with a variety of technology companies that aim to help legacy financial institutions with the digital transformation of their businesses, particularly with respect to originating, servicing, financing, and selling loans. This includes new products from legacy bank technology providers as well as newer companies focused entirely on lending software infrastructure for financial institutions. Within consumer loans, the extension of credit is highly competitive and increasingly dynamic as emerging technologies continue to enter into the marketplace. Our Partner-branded and Figure-branded originated loans compete in varying degrees with all other sources of secured and unsecured consumer credit, including depository and non-depository lenders (including retail and wholesale-based lenders) as well as other financial technology lending platforms.
We may also face competition from companies that have not previously competed in the consumer lending or financial services market, including companies with significant resources, large and experienced data science teams, and access to vast amounts of consumer-related information, including to information to which we do not have access, that could be used in the development of competing platforms and credit risk models.
We believe none of our competitors provide an offering equivalent to our platform, which we believe displaces legacy infrastructure at each stage of the loan lifecycle based on the principles of efficiency, customer experience, transparency, scalability, and flexibility. Specifically, we believe we distinguish ourselves from our competition through our technology and automation, streamlined originations, partner-accessible platform, and digitally native underwriting, which allows us and our partners to offer loan approvals in as little as five minutes and funding in as little as five days (subject to regulatory waiting periods), a fully electronic closing process, where allowed, a broad distribution network, and our embedded servicing and capital markets technology delivered via our blockchain-based ecosystem.
We believe we compete favorably based on the following competitive factors:
•speed and ease of use enabled through our blockchain-based technology;
•overall customer experience, including convenient access, product functionality, and transparency throughout the transaction;
•partner satisfaction, including ease of onboarding, scope of offering, and value-add to all parties in our ecosystem;
•flexibility, scalability, and the ability to innovate and improve rapidly;
•ability to competitively price loan products for customers, partners, and loan purchasers on the secondary market;
•ability to offer and sell loans efficiently and transparently in the capital markets; and

•brand awareness and reputation across the ecosystem.
As a still relatively nascent industry, the digital asset landscape continues to be shaped by evolving regulation, a shift in the composition of major players and expanding avenues for growth and business lines. For Figure Exchange, the closest competitors are incumbent centralized cryptocurrency and digital asset exchanges. YLDS faces direct competition from other stablecoin issuers, although the scope of YLDS is set to broaden as we aim to displace legacy fiat payment rails and traditional stores of value like money market funds. Furthermore, as regulatory sentiment is increasingly perceived as more favorable in the United States, we anticipate heightened competitive tension on the back of new entrants.
Exchange firms focused on digital assets are expanding their business latitude, evolving beyond basic cryptocurrency trading platforms to offer bundled services and products that aim to capture incremental portions of the value chain. At the same time, the collapse and retreat of major participants has left market vacuums to be occupied by new players, altering pre-established competitive dynamics.
Stablecoin issuance has seen a marked increase as regulatory sentiment towards cryptocurrencies has become more favorable in the United States. With the inherent volatility in cryptocurrencies, there is a demand for coins that can act as a reliable store of value, a first step if their ultimate goal is to displace fiat currency payments infrastructure and, effectively, decentralize finance. As such, participants are focused on achieving mass adoption and boosting activity as the market presents significant network effects that could suggest partial winner-takes-all dynamics.
Under this context, we believe Figure Exchange and YLDS offers differentiated solutions based on the following factors:
•decentralized custody where investors remain in full control of their assets;
•unique tokenized real-world assets that will be exclusive to Figure Exchange;
•disintermediated monetization of user assets via our Democratized Prime offering;
•platform infrastructure that allows users to cross collateralize assets, efficiently reducing margin requirements, the implied drag on returns, and increasing their overall access to secured credit;
•regulatory and licensing moat that limits our competitors capacity to offer our full comprehensive suite of products;
•YLDS status as a registered security permits institutional investors to hold it, with the increased attractiveness of receiving interest payments; and
•YLDS use cases for trade settlement and payments with transferability 24 hours, 7 days a week.
Research and Development
Our technology platform operates as the interface that drives efficiency, transparency, and certainty into the end-to-end loan origination and distribution process for our customers, partners, and our loan purchasers. We invest substantial resources in research and development to expand our platform by developing new components, features, and product offerings. Our product, engineering, and design teams build our platform and products in light of direct customer feedback, partner dialogue, market opportunity, and investor requirements. In addition, we continuously monitor our funnel to gain a deep understanding of the tasks and workflows we can make more efficient and user-friendly. We analyze the data from tens of thousands of applications flowing through our system to understand opportunities for driving further automation and improvements. We expect costs related to our research and development activities to increase in absolute dollars but decline as a percentage of total revenue as we continue to grow our business. We intend to leverage our existing platform in addition to hiring product, engineering, and design teams to expand our technology and launch products.
Intellectual Property
We believe that our success depends in part on our ability to obtain, establish, enforce, and defend intellectual property rights in our core technology and innovations. We rely on a combination of trademark, service mark, trade secret, patent, and copyright laws in the United States and other jurisdictions, as well as license agreements, contractual restrictions, non‑disclosure agreements, employee confidentiality, and intellectual property assignment agreements, and other contractual protections and confidentiality procedures, to obtain, establish, enforce, and defend our intellectual property rights. We seek to control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with third parties. Though we rely in part upon these legal, contractual, and procedural protections, we believe that factors such as the technological and creative skills of our personnel, creation of new services, features, and functionality, and frequent enhancements to our software platform are more essential to establishing and maintaining our technology leadership position. In addition, we use open source software in certain aspects of our platform. The terms of various open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our services. For additional information, see Item 1A., Risk Factors, Risks Related to Our Intellectual Property, “Our software contains third-party open source software components, which could subject our proprietary software to general release, restrict our ability to sell our products and subject us to possible litigation, claims or proceedings.”
As of December 31, 2025, we had pending patent applications for certain aspects of our proprietary technology in the U.S. and various other countries. We filed these applications through two international patent applications under the Patent Cooperation Treaty, which allows the applicant to seek patent protection for an invention in a large number of countries simultaneously. These patent applications are pending, and we do not yet have patent protection for the inventions that they cover. The examination of the patent application in any particular jurisdiction may not be successful. We may, in the future, seek patent protection for additional technology that we develop. As of December 31, 2025, we had registered the term FIGURE as a trademark in Australia, Canada, the European Union, Hong Kong, Japan, the United Kingdom, and the United States, obtained protection granted status in India, and also registered the FIGURE logo as a trademark in China. We have also obtained trademark registrations for certain of our other business names and trademarks and may in the future seek additional trademark registrations in jurisdictions where we operate. In addition, we have registered domain names used in, or related to, our business, most importantly figure.com.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost‑effective. Intellectual property laws, procedures, and restrictions provide only limited protection, and despite our commercially reasonable efforts to protect our current and future intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, challenged, infringed, misappropriated, or otherwise violated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology, brand, or other intellectual property rights. We cannot guarantee that our existing and future patents, copyrights, trademarks, service marks, trade secrets, know‑how, domain names, and other intellectual property rights will provide us with competitive advantages, distinguish our products from those of our competitors, or prevent competitors from launching comparable products. Further, we may not be able to prevent third parties from infringing, diluting, misappropriating, or otherwise violating our intellectual property rights, and we may face challenges to the validity or enforceability of our intellectual property rights. Although we are not presently involved in intellectual property lawsuits, we may face allegations from third parties, including our competitors and “non‑practicing entities,” that we have infringed, misappropriated, or otherwise violated their intellectual property rights. For additional information, see Item 1A., Risk Factors, Risks Related to Our Intellectual Property.
Regulatory Environment
The loans facilitated through our platform, whether by us or our partners, and the other products and services we offer, are subject to a wide array of extensive and complex laws and regulations that are subject to ongoing change, reinterpretation and evolution. Compliance with these laws and regulations may be subject to examination by various federal, state, and local government authorities. Failure to comply with applicable laws and regulations can lead to severe consequences, such as the revocation of necessary licenses or registration, loss of approved status, nullification or rescission of the loan contracts, class action lawsuits and other litigation, investigations, enforcement actions, and other regulatory and legal action and penalties, including civil and criminal liability. Moreover, we, along with our partners, vendors, and other service providers must comply with laws and regulatory frameworks that apply both directly to us and indirectly to our partners, vendors, or service providers. This includes compliance in areas such as lending, consumer protection, privacy, data security, and data protection, especially given our role as a technology provider to financial services firms. Our contractual relationships with our customers also necessitate strict adherence to these legal and regulatory standards to ensure the integrity and security of our operations and services.
We hold licenses and currently offer (i) HELOCs directly to consumers through our Figure-branded solutions in Washington D.C. and all states other than Hawaii, and (ii) digital assets-secured personal loans in all states other than Idaho, Illinois, Kentucky, Maryland, Mississippi, South Dakota, Texas, Vermont, and Virginia. Our partners offer HELOCs and other loans directly to consumers using our technology in all states where they are appropriately licensed.
In addition, we hold various licenses and registrations for the other financial services we offer at the federal and state level, including those related to consumer credit transactions, mortgage lending, loan servicing and collection activities, money transmission and digital assets transactions, the purchase and sale of whole loans, and other related transactions. While we hold certain licenses in a number of jurisdictions, we may, however, be required to temporarily or permanently cease or reorganize their offerings in certain jurisdictions to obtain additional licenses. Such additional licenses, reorganizations, temporary or permanent cessation of our offerings could have a material adverse effect on our business, financial condition, cash flows and results of operations and reputation.
•Truth in Lending Act including the Home Ownership and Equity Protection Act, and Regulation Z promulgated thereunder and similar state laws, which require certain disclosures to borrowers regarding the terms and conditions of their loans and credit transactions, require creditors to comply with certain lending practice restrictions, and limit the ability of a creditor to impose certain loan terms, take certain actions, or change the terms of a HELOC or other loans we make after origination.
•Fair Debt Collection Practices Act (“FDCPA”) and similar state laws, which provides guidelines and limitations on the conduct of certain debt collectors in connection with the collection of consumer debts. The FDCPA limits certain communications with third parties, imposes notice and debt validation requirements, and prohibits threatening, harassing, or abusive conduct in the course of debt collection. While the FDCPA primarily applies to third‑party debt collectors, debt collection laws of certain states impose similar requirements more broadly on creditors who collect their own debts. In addition, the CFPB prohibits unfair, deceptive, or abusive acts or practices (“UDAAPs”) in debt collection, including first‑party debt collection.
•Real Estate Settlement Procedures Act (the “RESPA”) and Regulation X promulgated thereunder, which require certain disclosures to be made to the borrower at application and closing, prohibit giving or accepting any fee, kickback, or other thing of value for the referral of real estate settlement services or accepting a portion or split of a settlement fee other than as fair market value for services actually provided, place limitations on affiliated business arrangements, and require mortgage servicers to comply with certain servicing practice obligations, including with respect to escrow account administration and maintenance.
•Equal Credit Opportunity Act and Regulation B promulgated thereunder, and similar state fair lending laws, which prohibit creditors from discouraging or discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program or the fact that the applicant has in good faith exercised any right under the federal Consumer Credit Protection Act. Fair lending laws of certain states impose similar requirements more broadly by protecting additional classes of applicants and borrowers.
•Fair Credit Reporting Act and Regulation V promulgated thereunder and similar state laws, which impose certain obligations on consumer reporting agencies, users of consumer reports and those that furnish information to consumer reporting agencies, including obligations relating to obtaining consumer reports, marketing using consumer reports, taking adverse action based on consumer report information, addressing risks of identity theft and fraud, and protecting the privacy and security of consumer reports and consumer report information.
•Section 5 of the FTC Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd‑Frank Act, which prohibits UDAAPs in connection with any consumer financial product or service, and analogous state laws prohibiting unfair, deceptive, or abusive acts or practices.
•Gramm–Leach–Bliley Act and Regulation P promulgated thereunder, which include limitations on financial services firms’ disclosure of nonpublic personal information about a consumer to nonaffiliated third parties, in certain circumstances require financial services firms to limit the use and further disclosure of nonpublic personal information by nonaffiliated third parties to whom they disclose such information and require financial services firms to disclose certain privacy notices and practices with respect to information sharing with affiliated and unaffiliated entities as well as to safeguard personal borrower information, and other state and federal laws and regulations relating to privacy and cybersecurity.
•Servicemembers Civil Relief Act, which allows military members to suspend or postpone certain civil obligations, requires creditors to reduce the interest rate to 6.0% on loans incurred before a servicemember entered active duty, and imposes certain obligations and restrictions on the enforcement of loans to servicemembers, including limitations on foreclosure or repossession of property securing certain loans, so that military members can focus on their duties.
•Military Lending Act, which provides disclosure requirements, interest rate limitations, substantive conduct obligations and prohibitions on certain behavior relating to loans made to covered borrowers, which include both servicemembers and their dependents.

•Fair Housing Act and similar state fair lending laws, which prohibit discrimination in housing on the basis of race, sex, national origin, and certain other characteristics.
•Secure and Fair Enforcement for Mortgage Licensing Act, which imposes state licensing requirements on mortgage loan originators.
•The Home Mortgage Disclosure Act and Regulation C promulgated thereunder, which require financial institutions to maintain, report, and publicly disclose loan‑level information about their mortgage lending activity in order to help determine whether financial institutions are serving the housing needs of their communities, assist public officials in distributing public‑sector investment so as to attract private investment to areas where it is needed, and assist in the enforcement of fair lending and anti‑discrimination laws.
•State laws and regulations that impose requirements related to unfair or deceptive business practices and consumer protection, as well as other state laws relating to privacy, information security, cybersecurity, and conduct in connection with data breaches.
•State laws and regulations that impose licensing and other requirements related to money transmission, money services, and virtual currency activity, including with respect to the money transmitter licenses that we hold in most U.S. states and territories.
•The Flood Disaster Protection Act, which provides that a regulated lending institution may not make, increase, extend, or renew any loan secured by improved real property that is located in a designated special flood hazard area unless the improved real property is covered by a sufficient flood insurance policy.
•Telephone Consumer Protection Act, and the regulations promulgated thereunder, which impose various consumer consent requirements and other restrictions in connection with telemarketing activity and other communication with consumers by phone, fax, or text message, and which provide guidelines designed to safeguard consumer privacy in connection with such communications.
•Electronic Signatures in Global and National Commerce Act, and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and which require financial services firms to obtain a consumer’s consent to electronically receive disclosures required under federal and state laws and regulations.
•Electronic Funds Transfer Act, which regulates electronic fund transfer transactions, including a consumer’s right to stop payments on a pre-approved fund transfer and right to receive certain documentation of the transaction.
•U.S. Bankruptcy Code, which prohibits certain contacts with consumers after the filing of bankruptcy petitions and dictates what types of claims will or will not be allowed in a bankruptcy proceeding including how such claims may be discharged.
•Americans with Disabilities Act, which has been interpreted to include websites as “places of public accommodations” that must meet certain federal requirements related to access and use.
•Right to Financial Privacy Act and similar state laws that were enacted to provide the financial records of financial services firms’ customers a reasonable amount of privacy from government scrutiny.
•Bank Secrecy Act, as amended by the USA PATRIOT Act, and regulations promulgated thereunder, which relate to compliance with anti‑money laundering, and counter‑terrorist financing laws and require us, as a money services business, broker-dealer, loan or finance company, and/or other regulated entity, to, among other things, develop, implement, and maintain an anti‑money laundering program, report suspicious activities and transactions to FinCEN, comply with certain reporting and recordkeeping requirements, and collect and maintain information about customers.
•The Foreign Corrupt Practices Act and other applicable laws concerning or relating to public sector or private sector bribery or corruption.
•The regulations promulgated by Office of Foreign Assets Control under the U.S. Department of the Treasury related to the administration and enforcement of trade and economic sanctions against foreign jurisdictions and persons that threaten U.S. foreign policy and national security goals, primarily to prevent targeted jurisdictions and persons from accessing the U.S. financial system.

•Federal, state, and self-regulatory organization securities rules and laws, including, among others, the Securities Act, the Exchange Act, the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the Investment Company Act, the rules and regulations adopted under those laws, including those adopted by FINRA, and similar state laws and regulations, which govern how we offer, sell, and transact in our loan financing products.
We are also subject to a variety of additional laws and regulations, such as those related to real estate, property and casualty insurance, title insurance, settlement services, mobile‑ and internet-based businesses, data security, privacy, and consumer protection. Further, in connection with the issuance and transfer of YLDS and onboarding to our broker-dealer ATS, we require all participants to complete a know-your-customer (“KYC”) and anti-money laundering onboarding process, consistent with applicable U.S. federal and state financial regulatory requirements. This process is administered directly by us or through a registered transfer agent or broker-dealer and includes the collection of personally identifiable information such as name, date of birth, address, social security number, and contact information. Additionally, if certain digital asset transactions we facilitate or have previously facilitated were to, now or in the future, constitute “commodity interests” or “retail commodity transactions” as defined by and subject to regulation by the Commodity Futures Trading Commission (the “CFTC”), we could be subject to additional regulatory requirements, licenses, and approvals, including under the Commodity Exchange Act, as amended (the “CEA”), the rules and regulations promulgated by the CFTC thereunder, and the rules of the National Futures Association (“NFA”). See Item 1A., Risk Factors, Regulatory, Tax and Other Legal Risks, for additional information and a discussion of our regulatory risks.
Human Capital Resources
Our strong corporate culture is built upon respect for, and promotes the well‑being of, our employees, empowering them to rise to their full potential and deliver their top performance. We create this environment by placing a focus on training, developing strong teams, and creating an organized efficient workplace. We focus on the continuous education of our employees by providing opportunities for real‑time learning. We also strive to develop strong teams through our recruiting efforts, which focus on attracting hardworking individuals with a range of backgrounds and experiences. We also believe that the retention of employees who contribute to our success in measurable ways is key to sustaining our growth. We aim to drive employee retention through our market‑based compensation philosophy and the adoption of unique employee benefits, such as mental health initiatives and financial wellness resources. We aim to achieve workplace organization through the implementation of consistent policies and procedures that are widely communicated and reinforced regularly through training and executive leadership. In addition, our strong commitment to promoting our corporate culture and belonging has fostered a highly collaborative and motivated workforce. We intend to continue to evaluate our human capital resources in managing our business, including the measures we employ to maintain inclusivity in our workforce.
As of December 31, 2025, we had approximately 602 full‑time employees. We also engage contractors and consultants. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We have not experienced any work stoppages due to employee disputes, and we consider our relationship with our employees to be good.
Data Privacy and Security
The data we collect, store, use, share, disclose, transmit, and otherwise process is integral to our business, serving as a key input to our operations and providing us with insights to improve our software platform and products. Our collection, use, receipt, and other processing or handling of data subjects us to numerous U.S. federal, state, and foreign laws and regulations regarding privacy, information security, and the collection, storage, sharing, use, transfer, disclosure, transmission, protection, and processing of certain types of data, including personal information and other non‑public data. These regulations include, for example, the GLBA, TCPA, FCRA, CCPA, the FTC Act, and New York’s Cybersecurity Law. We work to comply with, and to provide a platform and products that comply with, applicable laws, rules, and regulations relating to privacy, data protection, and information security. This commitment underpins our aim to build trust and provide a strong experience to customers.
Despite our efforts to comply with applicable laws, rules, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our interpretations of such laws, rules, regulations, or other actual or asserted obligations, or our practices or software platform, could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, rules, regulations, or obligations. Our failure, or the failure by our partners, vendors, service providers, or customers, to comply with applicable laws, rules, or regulations or any other actual or asserted obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, use, disclosure or other processing of, personal information or other data relating to customers or other individuals, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing customers from using our software platform, or result in investigations or other proceedings by governmental agencies, private claims and litigation, and fines, penalties, and other liabilities. Such outcomes could adversely affect our business, financial condition, and results of operations. For additional information, see Item 1A., Risk Factors, Information Technology and Data Risks.
Seasonality
We experience seasonal fluctuations in our business as a result of consumer spending patterns which we expect to mimic the seasonality of our general business in the near term. Historically, our Consumer Loan Marketplace volume has been the strongest during the second and third quarters due to increases in home improvements and our origination volume is at its lowest during the first and fourth quarters. Adverse events that occur during our second and third quarters could have a disproportionate effect on our financial results for the fiscal year.
Recent Developments
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
In May 2025, both FTI and FMH redomiciled from the State of Delaware to the State of Nevada.
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
The Recombination was a reorganization of entities under common control as FTI and FMH were owned, either directly or indirectly, by the Controlling Party before and after the Recombination. As a result, the Recombination is accounted for in a manner similar to a pooling of interests with the assets and liabilities of the parties to the Recombination carried over at their historical amounts. Therefore, the accompanying Consolidated Financial Statements have been retrospectively recast to reflect the results as if FTI and FMH were a single consolidated entity as of the earliest period presented.
Initial Public Offering (“IPO”)
On September 12, 2025, the Company completed its IPO, in which the Company issued and sold 36,225,000 shares of its Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $25.00 per share. The IPO resulted in net proceeds to the Company of $663.4 million after deducting the underwriting discounts and commissions.

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
OPEN Launch
In February 2026, we launched On-Chain Public Equity Network (“OPEN”), a blockchain-based network designed to modernize the infrastructure that supports the issuance, trading, custody and lending of public equity securities.
OPEN enables companies to issue their equity natively on the Provenance Blockchain and make it available for secondary market trading on our ATS. OPEN is designed to reduce reliance on traditional centralized market infrastructure and provide new capabilities for public companies and shareholders. These capabilities are anticipated to include lower costs and capital requirements compared to existing clearing and settlement models, greater access to trading through self-custody and self-settlement mechanisms that can reduce the need for custodial intermediaries, portfolio margining across digital and tokenized assets.
We aim to support frictionless two-way exchangeability between our securities issued on OPEN and our listed Class A common stock, a capability that we expect to make available to future OPEN issuers. This exchangeability is intended to promote liquidity and prices near par between blockchain securities and securities listed on national exchanges.
Blockchain Common Stock Offering
In February 2026, the Company successfully completed a secondary public offering of 4,375,000 shares of its Series A Blockchain Common Stock ("Blockchain Stock"). The selling stockholders in the offering agreed to sell 4,687,500 shares of Class A common stock to the underwriters. The Company did not raise proceeds through this offering. In conjunction with the offering, the Company repurchased 312500 of our Class A common stock, subsequently held in treasury, that were subject to the offering at an aggregate amount of approximately $10 million at $32.00 per share.
The Blockchain Stock is a new class of equity security that trades exclusively on the Company’s ATS, allowing for trading 24 hours per day, 7 days per week. The Blockchain Stock provides the ability for holders to lend their stock transparently and utilize cross-asset collateralization through DeFi protocols. The offering served as the foundational launch of OPEN.
Share Repurchase Program
On February 25, 2026, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its Class A and Blockchain common stock over the next 12 months subject to market conditions, contractual restrictions and other factors.
Repurchases under the program may be made from time to time in the open market, through privately negotiated transactions, accelerated share repurchase transactions, or by other means in accordance with applicable securities laws and regulations. The timing, number of shares repurchased, and prices paid will depend on market conditions, share price, trading volume, corporate considerations, and other factors. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization.

This program does not obligate the Company to acquire any particular amount of stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
Available Information
Our website address is www.figure.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report. We are subject to the informational requirements of the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. The SEC maintains a website (http://www.sec.gov) that contains material regarding issuers that file electronically, such as ourselves, with the SEC. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS
Investing in our Class A common stock or Blockchain Stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K, including the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be adversely affected. In that event, the market price of our Class A common stock or Blockchain Stock could decline, and you could lose part or all of your investment.
Business, Financial, and Operational Risks
We have a history of losses, we may not be able to maintain profitability in the future, and there is no assurance that our revenue and business model will be successful.
We have a history of net losses. We expect our costs will increase over time, and while we had net income of $134 million and $20 million for the years ended December 31, 2025 and 2024, respectively, we may generate losses in the future as we invest significant additional funds towards growing our business and operating as a public company. Such losses may fluctuate significantly from quarter to quarter.
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
We derive a significant portion of our loan origination volume from our major partners. Our top 10 partners contributed 56% and 52% of our origination volume for the years ended December 31, 2025 and 2024, respectively. Relying heavily on a limited number of partners for a large percentage of total loan origination presents inherent risks. We cannot predict the future volume of loan originations from these partners. If any of our largest partners reduce their loan origination volume or terminate their relationship with us, it could materially and negatively impact our revenues, results of operations, and financial condition. To mitigate these risks, we are actively working to expand our partner base and reduce reliance on a few significant partners. However, there is no assurance of success in these efforts, and our financial performance may continue to be significantly influenced by our major partners.

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
Further, certain existing and/or future regulatory changes in the current administration may encourage more favorable federal regulatory environment for digital assets, which may encourage more traditional financial institutions to enter the digital asset industry. Such financial institutions may have significantly greater financial, technical, marketing and other resources than we do, which may allow them to more efficiently identify and capitalize upon opportunities and trends, transition and adapt their products and services, and devote greater resources to marketing and advertising, all of which could adversely affect our ability to compete effectively.
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
We are continuing to invest in the development of new products and services. For example, we launched Figure Exchange in March 2024, Figure Connect in June 2024, YLDS in February 2025, Democratized Prime in June 2025, and OPEN in February 2026. New initiatives are inherently unpredictable and risky, as each involves unproven business strategies, new regulatory requirements, and new financial products and services with which we, and in some cases our customers, may have limited or no prior development or operating experience.
We cannot be sure that we will be able to develop, commercially market, and achieve market acceptance of any new products and services, including Figure Exchange, Figure Connect, YLDS, Democratized Prime, and OPEN. In addition, our investment of resources to develop new products and services may either be insufficient or result in expenses that are excessive in light of revenue actually derived from these new products and services. It is also possible that such investment of resources may need to be delayed or deferred.
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
In addition, our recently launched products Figure Connect, Figure Exchange, YLDS, Democratized Prime, and OPEN have increased our regulatory compliance obligations and increased our costs. Any new products or services may raise new and potentially complex regulatory compliance obligations, which would increase our costs and may cause us to change our business in unexpected ways. Further, our development efforts with respect to these initiatives could distract management from current operations and will divert capital and other resources from our existing business.
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
In addition, the loss of any of our senior management or key employees could adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all, and our other employees may be required to take on additional responsibilities. Furthermore, many candidates evaluate year-over-year stock growth trends for a sense of the potential long-term value of their proposed stock awards or have recently begun to discount the value of growth stocks on the whole. Volatility in the market price of our Class A common stock and our Blockchain Stock could harm our ability to attract and retain talent. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition, and results of operations could be adversely affected.

Our business is subject to the risks of natural disasters, power outages, telecommunications failures, public health crises and similar events, and to interruptions by human-made problems such as war, terrorism, cyberattacks and other actions, which may impact the demand for our products or our customers’ ability to repay their loans.
Events beyond our control may damage our ability to maintain our platform and provide services to our customers. Such events include, but are not limited to, hurricanes, earthquakes, fires, floods, and other natural disasters, pandemics, power outages, telecommunications failures, and similar events. Despite any precautions we may take, system interruptions and delays could occur if there is a natural disaster, if a third-party provider closes a facility we use without adequate notice for financial or other reasons, or if there are other unanticipated problems at our leased facilities. Because we rely heavily on our servers, computer and communications systems, and the internet to conduct our business and provide high-quality service to our customers, disruptions could harm our ability to effectively run our business. Moreover, our customers, including partners, and other service providers face similar risks, which could directly or indirectly impact our business, financial condition, and results of operations. We currently use Google Cloud Platform (“GCP”). While other providers are available, we would be unable to switch instantly to another system in the event of failure to access GCP. This means that an outage of GCP could result in our system being unavailable for a significant period of time. Terrorism, cyberattacks, and other criminal, tortious, or unintentional actions could also give rise to significant disruptions to our operations. In addition, the current and long-term effects of climate change on the global economy and in particular our industry are uncertain; however, we recognize that there are inherent climate-related risks wherever business is conducted. For example, our offices may be vulnerable to the adverse effects of climate change. We are headquartered in New York, New York and have additional offices located in Charlotte, North Carolina, San Francisco, California, and Reno, Nevada, regions that are prone to events such as seismic activity and/or severe weather and that have experienced and may continue to experience climate-related events and at an increasing rate. Examples include drought and water scarcity, warmer temperatures, wildfires, and air quality impacts and power shutoffs associated with wildfire prevention. The increasing intensity of drought throughout California and annual periods of wildfire danger increase the probability of planned power outages. In addition, acts of war and other armed conflicts, disruptions in global trade, travel restrictions, quarantines, terrorism, and other civil, political, and geopolitical unrest could cause disruptions in our business and lead to interruptions, delays, or loss of critical data.
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
Historically, we have funded our operations and capital expenditures primarily through direct and indirect contributions from FT, cash generated from our operations, and debt financing for capital purchases. Although we currently anticipate that our existing cash and cash equivalents will be sufficient to meet our cash needs for at least the next 12 months, our anticipated cash needs may be greater than our resources and we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked securities, those securities may have rights, preferences, or privileges senior to the rights of our Class A common stock and Blockchain Stock, and our stockholders may experience dilution. If we raise additional funds by incurring indebtedness, then we may be subject to increased fixed payment obligations and could be subject to restrictive covenants, such as limitations on our ability to incur additional debt, and other operating restrictions that could adversely affect our ability to conduct our business. Any future indebtedness we may incur may result in terms that could be unfavorable to our investors.
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
We retain a significant amount of loans on our balance sheet funded through warehouse credit facilities. Of the $404 million of loans on our balance sheet as of December 31, 2025, $210 million, or 52%, of these loans were funded through our warehouse credit facilities. Of the $396 million of loans on our balance sheet as of December 31, 2024, $306 million, or 77%, of these loans were funded through our warehouse credit facilities. For these loans and any future loans originated by us or loans originated by our partners using our technology and purchased by us that may be held for investment on our balance sheet, we bear the entire credit risk in the event of customer default. An increase in customer defaults on the HELOCs held on our balance sheet could have an adverse effect on our business given that a substantial percentage of such loans have liens with greater priority than those we hold. As of December 31, 2025 and 2024, we did not hold the first lien on 83% and 91%, respectively, of the HELOCs on our balance sheet. In addition, non-performance, or even significant underperformance, of the loan receivables that we own could have an adverse effect on our business, financial condition, and results of operations.

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
We characterize our HELOCs as “open-end credit” for purposes of the TILA because we contemplate that they will be used for repeated draws, we impose a finance charge on the outstanding unpaid balance, and we generally make the amount of credit that can be extended to the borrower during the plan available to the extent that any outstanding balance is repaid, as set forth in 12 C. F. R. 1026.2(a)(20). However, it is possible that a court or regulator could recharacterize our HELOCs as closed-end credit. In such case, the HELOCs would be subject not only to TILA and Regulation Z’s ability to repay requirements, but also to a variety of other federal and state regulatory requirements that otherwise would not apply, including the TILA-RESPA Integrated Disclosure Rule, which was promulgated by the Consumer Financial Protection Bureau (the “CFPB”) and requires integrated loan estimate and closing disclosure forms to be provided to borrowers of closed-end mortgage loans, and the Loan Originator Compensation Rule, which was also promulgated by the CFPB and prohibits the payment to or receipt by loan originators of compensation that is based on a term of a closed-end consumer credit transaction secured by a dwelling or based on a proxy for such a term. In addition to TILA and Regulation Z, state laws may separately impose ability to repay requirements or other substantive restrictions, including licensing, mortgage lending, mortgage servicing, and usury laws on closed-end mortgage loans that our HELOCs may not satisfy if they were to be re-characterized as extensions of closed-end credit.
The proceeds of each of our HELOCs are fully drawn at account opening, with borrowers having the ability to take additional draws as the initial and any subsequent draws are repaid. Draw periods on the HELOCs generally last between two and five years after origination. Each draw (including the initial draw) is amortized from the draw date to the maturity date. For our fixed-rate HELOCs, the interest rate for each draw is fixed, based on a designated index plus a fixed margin. The rate for subsequent draws after the initial draw is also set based on a designated index and a fixed margin at the time of each draw, which may be higher or lower than the fixed rate for the initial draw. For our variable-rate HELOCs, the interest rate for the initial draw and subsequent draws is based on an interest rate index and a credit agreement margin. A monthly increase or decrease in the interest rate index will cause a corresponding increase or decrease in the variable rate after account opening, subject to a rate floor and rate cap. The index can change at any time and the unpaid balance of all draws under the variable-rate HELOCs are subject to the monthly variable rate. Some of the foregoing characteristics could potentially lead to scrutiny regarding whether the HELOCs, particularly the fixed-rate HELOCs, may be “closed-end” or variable-rate credit. Accordingly, there can be no guarantee that a court or regulator would not determine that the HELOCs constitute an extension of closed-end credit. To the extent that a HELOC is recharacterized as closed-end credit or the originator of such HELOC is found to have structured the HELOC as open-end credit for the purpose of evading otherwise applicable regulatory requirements, all or part of the principal of or interest on the HELOC may not be collectable, the HELOC may be able to be rescinded by the borrower, the borrower may be entitled to a refund of amounts previously paid and we, our securitization trusts and related entities, and any of their respective assignees could be subject to litigation

(including damages), investigation, enforcement and other regulatory and legal action and penalties. With respect to fixed-rate HELOCs, because the rate applicable to each fixed-rate HELOC draw does not vary after the draw is made, we originate our HELOCs in compliance with legal requirements applicable to fixed-rate HELOCs, which, in certain cases, may differ from the legal requirements that apply to variable-rate HELOCs. If a court or regulator were to recharacterize our fixed-rate HELOCs as variable-rate HELOC, the HELOC may be able to be rescinded by the borrower, the borrower may be entitled to a refund of amounts previously paid and we, our securitization trusts and related entities, and any of their respective assignees could be subject to litigation (including damages), investigation, enforcement and other regulatory and legal action and penalties. Any such recharacterization of the HELOCs as either closed-end credit or variable-rate credit would affect all of the HELOCs that we have originated to date and would have a material adverse effect on our business, financial condition, and results of operations.
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
In addition, some of the loans we originate have been, and in the future could be, made to self-employed borrowers, or to borrowers who do not live in the home subject to a HELOC. For example, during the year ended December 31, 2025, 9% of the total principal amount of the loans we originated were made to borrowers who do not live in the home subject to the HELOC they obtained. Loans to such borrowers may be higher-risk because the borrower may be more likely to default on their loans, and/or abandon the property in a default, either of which could increase our financial exposure. Further, the volatility of digital assets markets could exacerbate default risks on our digital assets-secured personal loans, as significant fluctuations in collateral value may lead to borrower defaults or margin calls that are unmet, resulting in forced liquidations.

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
The unique features of our LOS, including reliance on online notaries, automated valuation models (“AVMs”), and lien data may expose us to a greater risk of loss, which could harm our partners and investor relationships and our business, financial condition, and results of operations.
Certain aspects of our LOS, including our reliance on remote online notaries (in place of in-person notaries), AVMs (in place of appraisals or other valuation methods), and lien data (in place of title searches and title insurance), may expose us to a greater risk of loss, which could harm our partners and investor relationships and our business, financial condition, and results of operations. For example, during the origination process in 2025, 74% of the security instruments associated with our loans were notarized by remote online notaries located in Nevada. In states and localities whose laws or recording processes do not support the use of our remote notaries, we use a traditional, in-person notary who notarizes electronically signed closing documents. Currently, the majority of states support the use of our remote online notaries for security instruments securing liens on real property, although not every county in those states accept for recording security instruments that are notarized by remote online notarization. As of December 31, 2025 we used our remote online notaries to notarize security instruments in 59% of all of the counties where we record security instruments, and 75% of all counties where we have recorded security instruments allow electronic recording of security instruments (whether we use a remote online notary or an in-person notary). Most often, the remote online notary is not located in the same state where the property being financed is located. The use of out-of-state remote online notaries to notarize security instruments is a new concept that, to our knowledge, has not been tested in court. If a court concluded that the out-of-state remote online notary was ineffective, this could result in the loss of the security interest in the related mortgaged property, or losses in respect of the related loan, and we could be required to alter our closing process, which would increase the cost and time to close a loan in such jurisdiction.
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
We require a significant amount of short-term funding capacity for HELOCs and other loans we originate, and our business model is to fund substantially all of the loans we close on a short-term basis primarily under our warehouse credit facilities (as well as from our operations for any amounts not advanced by warehouse lenders). As of December 31, 2025, the aggregate borrowing limit on our warehouse credit facilities, including the Real Estate Investment Trust (“REIT”), was $1.6 billion. During the year ended December 31, 2025, our average utilization rate of the warehouse credit facilities, excluding REIT, as each was available throughout the year was 21%.
Loan production activities generally require short-term liquidity in excess of amounts generated by our operations. The HELOCs we produce are typically financed through one of our warehouse credit facilities before being sold to a loan purchaser. We operate an originate-to-sell model and therefore sell the vast majority of the loans we originate. We originate all loans using cash on our balance sheet and then immediately finance each loan through our warehouse credit facilities, with the exception of a very small percentage of loans that are instead immediately sold to a third-party purchaser. For the years ended December 31, 2025 and 2024, we received proceeds from the sale of loans through whole loan sales with unpaid principal balances of $5 billion and $4 billion and from securitizations of loans we owned with unpaid principal balances of $749 million and $456 million, respectively. Our borrowings are generally repaid with the proceeds we receive from loan sales, and delays or failures in the loan sales could have a material adverse effect on our liquidity and our ability to repay existing borrowings or obtain additional funds. We are currently, and may in the future continue to be, dependent upon a handful of warehouse lenders to provide the primary funding facilities for our loans. While there are other lenders that participate in these types of warehouse facilities that could serve as future sources of warehouse borrowings, engaging with such other lenders and consummating new warehouse credit facilities may be time consuming, which could cause us to need to slow our origination activities if our current facilities were to become unavailable.
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

As of December 31, 2025, we have facilitated 23 securitizations of HELOCs for total issuance of $7 billion. We may in the future facilitate or sponsor additional securitizations of HELOCs originated by us or our partners using our platform to allow certain of our partners, loan purchasers, and ourselves to liquidate such loans through the asset-backed securities markets.
In our sponsored or co-sponsored securitizations, we sell and convey pools of HELOCs to VIEs. Each securitization variable interest entity (“VIE”) issues notes and/or certificates pursuant to the terms of indentures and trust agreements, or in the case of the warehouse credit facilities, we or the applicable warehouse VIE borrows money from lenders pursuant to master repurchase agreements. The securities issued by the securitization VIEs in asset-backed securitization transactions are secured by static pools of HELOCs originated using our platform, including the underlying documentation with respect to such HELOCs and the security interest in the related encumbered property with respect to such HELOCs, and all proceeds thereof. These securitizations are not cross-collateralized with any other financing transaction. In exchange for the sale of a portion of a given pool of HELOCs to the securitization VIE, we and/or our loan purchasers and certain partners who contribute loans to the securitization receive cash and/or securities representing debt of and/or equity interests in such securitization VIE, which are the proceeds from the sale of the securities. The equity interests in the securitization VIEs are residual interests in that they entitle the equity owners of such securitization VIEs, including us if we are an equity owner in the relevant transaction, to a certain proportion of the residual cash flows, if any, from the loans and to any assets remaining in such securitization VIEs. As a result of challenging credit and liquidity conditions, the value of the subordinated securities we or other transaction participants retain in such securitization VIEs might be reduced or, in some cases, eliminated.
We also fund certain loans on our balance sheet with warehouse credit facilities from banks or non-bank lenders, or by selling loans to our warehouse credit facility VIEs, which loan sales are partially financed with associated warehouse credit facilities from banks or non-bank lenders. The warehouse credit facilities are each secured by pools of HELOCs originated using our platform and owned by the applicable VIE or us, including the underlying documentation with respect to such HELOCs and the security interest in the related encumbered property with respect to such HELOCs, and all proceeds thereof. The pools of HELOCs that secure our warehouse credit facilities are separate and independent from each other and none of our financing facilities are cross-collateralized. In addition, we have implemented and maintain an interest rate hedging program designed to reduce our exposure to changes in prevailing interest rates. However, there can be no assurance that the program will be successful in eliminating all or some interest rate risks. See the sections titled “—Risks Related to Market and Interest Rates—Our loan financing and selling strategy exposes us to interest rate volatility risk” and “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Warehouse Credit Facilities” for more information.
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

The gain on sale and related servicing fees generated by our whole loan sales, and the servicing fees based on sales of asset-backed securities, represent a substantial portion of our earnings. For the years ended December 31, 2025 and 2024, we recognized gain on sale of our whole loan sales of $145 million and $105 million, respectively, and servicing fees of $32 million and $25 million for the same period. While we have in the past recognized losses on the sale of loan and asset-backed securities, excluding losses incurred on repurchases and charge-offs, such losses have historically been minimal and, as of December 31, 2025, represented 1% of all loans originated since inception. However, we cannot be certain that losses in the future will not materially and adversely impact our business. As we hold more loans on our balance sheet or hold loans for longer periods while interest rates rise, our business, financial condition, and results of operations could be adversely affected, including further reductions in revenue.
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
In addition to loan level representations and warranties, our agreements with the lenders and investors on our securitizations and warehouse credit facilities contain a number of corporate financial covenants and early payment triggers and performance covenants. These facilities are the primary funding sources available to support the maintenance and growth of our business, and our liquidity would be adversely affected by our inability to comply with the various covenants and other specified requirements set forth in our agreements with our lenders and investors, which could result in the early amortization, default and/or acceleration of our existing facilities. Such covenants and requirements include financial covenants, and other events. For a description of these covenants, requirements, and events, see the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Obligations.”
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
It is also possible that the current administration and the composition of the SEC could substantially impact the future views or approach to enforcement by the SEC and its staff. For example, on February 4, 2025, SEC Commissioner Hester Pierce further elaborated on some of the priorities for the SEC’s newly founded crypto task force, which include: determining the status of digital assets, as well as digital assets lending and staking products, under the federal securities laws; identifying the scope of the SEC’s jurisdiction through no-action relief; providing temporary prospective and retroactive relief for coin offerings for which the issuing entity provides certain information and agrees not to contest the SEC’s jurisdiction in the event of fraud allegations; modifying existing paths to registration, such as Regulation A and Regulation Crowdfunding; updating the special-purpose broker-dealer no-action statement to, among other things, cover broker-dealers that are custodians of digital asset securities alongside digital assets that are not securities; developing a framework within which investment advisers can have custody of client digital assets themselves or with a third party; approving self-regulatory organization proposed rule changes to list new types of digital assets exchange-traded products, including to allow for staking and in-kind creations and redemptions; revising clearing agency and transfer agent rules to allow for the tokenization of securities and other uses of blockchain technology; and facilitating cross-border experimentation. Additionally, in the first and second quarters of 2025, the SEC consented to the dismissal of certain ongoing civil enforcement actions and the closing of investigations into certain entities in the digital asset industry. During the same period, the SEC’s Division of Corporation Finance also issued a statement regarding meme coins and the circumstances under which the staff would not view such assets as securities, which was followed by additional statements at the end of the first quarter and in the second quarter of 2025 providing guidance surrounding the applicability of the securities laws with regard to topics such as Proof-of-Work (“PoW”) Mining Activities, certain stablecoins, Proof-of-Stake (“PoS”) consensus mechanisms, protocol staking, liquid staking tokens, and digital asset-related disclosures in securities offering and registration statements. The SEC also hosted a series of five roundtables between March and June of 2025 on topics relating to defining the security status of digital assets, tailoring regulation for digital asset trading, custody of digital assets, tokenization, and DeFi. Further, the U.S. Department of Justice issued a memorandum in April 2025 indicating that it will prioritize cases related to the use of digital assets in crimes of fraud, terrorism, drugs and human trafficking, organized crime, hacking and gang financing, and that other cases related to digital assets will have less priority.
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
Although we have an SEC-registered broker-dealer subsidiary, Figure Securities, Inc. (“Figure Securities”), we facilitate most trading activity in digital assets in the United States through our money transmitter subsidiary, Figure Payments Corporation. Because Figure Payments Corporation is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), we only permit it to facilitate trading of those digital assets, and offer products and services, for which we determine there are reasonably strong arguments to conclude that the digital asset, product, or service should not be classified as a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance on digital assets, products, and services and to facilitate informed risk-based business judgment. We recognize that the application of securities laws to the specific facts and circumstances of digital assets, products, and services may be complex and subject to change, and that a listing determination does not guarantee any conclusion under the U.S. federal, state, or foreign securities laws. Regardless of our conclusions, we could in the future be subject to legal or regulatory action in the event the SEC or a state or foreign regulatory authority were to assert, or a court were to determine, that a supported digital asset, product, or service offered, sold, or traded on Figure Exchange or a product or service that we offer as a non-security is later deemed a “security” under applicable laws. There can be no assurance that we will properly characterize over time any given digital asset, product, or service offering as a security or non-security, or that the SEC, state, foreign regulatory authority, or a court having final determinative authority on the topic, if the question were presented to it, would agree with our assessment. We expect our risk assessment policies and procedures to continuously evolve to take into account case law, legislative developments, facts, and developments in technology.
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
Further, if Bitcoin, Ether, certain stablecoins or any other supported digital asset were deemed to be a security under any U.S. federal, state, or foreign jurisdiction, or in a proceeding in a court of law or otherwise, it may have adverse consequences for such supported digital asset. For instance, all transactions in such supported digital asset may have to be registered with the SEC or other foreign authority, or else be conducted in accordance with an exemption from registration, which could severely limit its liquidity, usability and transactability. Moreover, the network on which such supported digital asset is utilized may be required to be regulated or registered as a securities intermediary in one or more different capacities, and thus subject to applicable rules, which could effectively render the network impracticable or inoperable for its existing purposes. Further, it could draw negative publicity and a decline in the general acceptance of the digital asset. Also, it may make it difficult for such supported digital asset to be traded, cleared, settled, and custodied as compared to other digital assets that are not considered to be securities. Specifically, even if transactions in a digital asset were registered with the SEC or conducted in accordance with an exemption from registration, the current intermediary-based framework for securities trading, clearance and settlement is not consistent with the operations of the digital asset market. For example, until recently, the SEC took the position that digital assets that are securities cannot be held on behalf of customers by broker-dealers that also support activity in traditional securities, and the SEC has not permitted public permissionless blockchain-based clearance and settlement systems for securities. While the SEC has updated its guidance to be less prohibitive, there is still no regulatory clarity on whether or how a broker-dealer can custody digital asset securities for customers. While our broker-dealer subsidiary, Figure Securities, has permission to operate an ATS for digital asset securities, Figure Securities is limited in the type of securities it can facilitate trading in, and is not permitted to itself custody customers’ securities.
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
We hold fiat currencies on behalf of our customers and support digital assets via self custody. Our expanding number of regulated entities rely on hot wallets, as well as a small but increasing number of FBO (for the benefit of our customers) bank accounts, which heightens the complexity of our operations, including fiat and blockchain reconciliations and the maintenance of our internal ledger and related accounting procedures. With respect to digital assets, we also rely on MPC based wallets, which rely on cryptographic protocols that require the holders of multiple, partial private key shares to agree in order to sign and authorize wallet transactions and activities. Sub-custodial arrangements among our various regulated entities adds to the operational complexity of our international operations. Delays, errors, or failures in these operations could result in investigations, regulatory and enforcement actions, or litigation, and adversely impact our business, financial condition, and results of operations. Our subsidiary Figure Equity Solutions, Inc., which is registered with the SEC as a transfer agent, serves as the record keeper and the manager of the master policyholder record for YLDS and any digital securities traded on our ATS, including our Blockchain Stock. For its private funds, Figure Markets has an agreement with a third-party fund administrator that handles the accounting for those funds. For those securities for which it acts as transfer agent, Figure Equity Solutions, Inc., maintains transaction information, such as wallet address, asset balance, ownership percentage, number of shares or units, and date of purchase, on the blockchain and personal information, such as the investor’s name, address and other contact information, tax identification number, and other identifying or non-public information, off-chain within Figure Equity Solutions, Inc.’s proprietary systems. DART is part of a dual registry for real property records. DART Collateral Manager LLC acts as the trustee for platform-originated loans. DART Collateral Manager LLC facilitates and documents subsequent transfers. DART monitors all DART Collateral Manager LLC transactions and automatically updates the DART registry with real-time control changes. All DART records are stored on-chain and security interests reflected on the DART registry are recognized by Figure Connect participants via their assent to uniform DART Participation Rules. Our internal accounting team performs a fiat reconciliation, at a minimum, once quarterly to reconcile incoming wires, with automated checks also existing to reconcile security entitlements to digital assets held by customer products that rely on off-chain systems or records include records of ownership filed with local recorder of deeds offices throughout the United States for real-estate secured loans, including HELOCs and DSCR loans, and the filing of UCC-1 financing statements with secretaries of state, where applicable, for digital assets-backed secured personal loans. All other records should be considered to be on-chain, with reconciliation performed automatically, in real time based on changes made by the owner or controller of the asset in Portfolio Manager, impacting the information available on the blockchain.
Our ability to manage and accurately safeguard our customers’ assets requires a high level of internal controls. As our business continues to grow and we expand our product and service offerings, we must continue to strengthen our associated internal controls and ensure that our third-party service providers do the same. Our success and the success of our offerings requires significant public confidence in our ability to properly manage customers’ balances and handle large and growing transaction volumes and amounts of customer funds. Any failure by us to maintain the necessary controls or to manage customer digital assets and funds appropriately and in compliance with applicable regulatory requirements could result in reputational harm or significant financial losses, lead customers to discontinue or reduce their use of our products, and result in significant penalties and fines and additional restrictions, which could adversely impact our business, operating results, and financial condition. For example, on February 21, 2025, Bybit, a digital asset exchange based in Dubai, suffered an exploit resulting in the loss of over $1 billion in digital assets from cold wallets used by Bybit to hold digital assets on the Ethereum network. While understanding of the precise nature and cause of the exploit continues to evolve, current analyses suggest potential involvement of state actors, social engineering attacks, and sophisticated exploits of vulnerabilities in the web interface utilized by Bybit to initiate transactions out of multi-signature cold wallets operated by Bybit.
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
Both Bitcoin and Ethereum protocols have been subject to “forks” that resulted in the creation of new networks, including Bitcoin Cash ABC, Bitcoin Cash SV, Bitcoin Diamond, Bitcoin Gold, Ethereum Classic, Ethereum, PoW, and others. Some of these forks have caused fragmentation among platforms as to the correct naming convention for forked digital assets. Due to the lack of a central registry or rulemaking body, no single entity has the ability to dictate the nomenclature of forked digital assets, causing disagreements and a lack of uniformity among platforms on the nomenclature of forked digital assets, and which results in further confusion to customers as to the nature of assets they hold on platforms. In addition, several of these forks were contentious and as a result, participants in certain communities may harbor ill will towards other communities. As a result, certain community members may take actions that adversely impact the use, adoption, and price of Bitcoin, Ether, or any of their forked alternatives. For example, in September 2022, the Ethereum Network successfully completed its Merge, moving from a PoW model to a PoS model. EthereumPoW miners who disagreed with the new consensus mechanism forked the network, which resulted in the EthereumPoW network (“ETHW”). ETHW was driven by a small but vocal group of miners who wished to hold onto revenue as Ethereum switched to PoS. The vast majority of token holder votes preferred the new PoS consensus method. There was no material impact on the Ethereum network as a result of the fork. All Ether holders also became owners of ETHW tokens as a result of the fork. However, not all liquidity providers were able to trade the new token, and the ETHW token almost immediately lost most of its value.
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
There continues to be uncertainty with respect to the timing, character and amount of income inclusions for various digital asset transactions including, but not limited to lending and borrowing digital assets, and other digital asset incentives and products that we offer. Although we believe our treatment of digital asset transactions for U.S. federal income tax purposes is consistent with existing positions from the IRS and/or existing U.S. federal income tax principles, because of the rapidly evolving nature of digital asset innovations and the increasing variety and complexity of digital asset transactions and products, it is possible the IRS and various U.S. states may disagree with our treatment of certain digital asset offerings for U.S. tax purposes, which could adversely affect our customers and the vitality of our business. Similar uncertainties exist in the non-U.S. markets in which we operate with respect to direct and indirect taxes, and these uncertainties and potential adverse interpretations of tax law could impact the amount of tax we and our non-U.S. customers are required to pay, and the vitality of our platforms outside of the United States.
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
Our tax information and withholding reporting obligations with respect to digital asset transactions are subject to change.
Although we believe we are compliant with U.S. tax reporting and withholding requirements with respect to our customers’ digital asset transactions, the exact scope and application of such requirements, including but not limited to U.S. onboarding requirements through IRS Forms W-9 and W-8, backup withholding, non-resident alien withholding, and IRS Form 1099 and IRS Form 1042-S reporting obligations, is not entirely clear for all of the digital asset transactions that we facilitate. In November 2021, the U.S. Congress passed the Infrastructure Investment and Jobs Act, providing that brokers (which appear to include exchanges such as Figure Exchange) would be responsible for reporting to the IRS the transactions of their customers in digital assets, including transfers to other exchanges or non-exchanges. In June 2024, the U.S. Treasury Department and the IRS released final regulations and issued other administrative guidance on tax information reporting for digital assets (the “Final Regulations”). The Final Regulations introduced new rules related to our tax reporting and withholding obligations on our customer transactions, and there can be no assurance that we will have proper records to ensure compliance for certain legacy customers or transactions. If the IRS determines that we are not in compliance with our tax reporting or withholding requirements with respect to customer digital asset transactions, we may be exposed to significant taxes and penalties, which could adversely affect our business, financial condition and results of operations. The Final Regulations will require us to invest substantially in new compliance measures and may require significant retroactive compliance efforts, which also could adversely affect our business, financial condition, and results of operations. Further, the IRS may issue additional guidance with respect to tax reporting and withholding obligations, which could impose additional burdens on us and result in significant taxes and penalties that could adversely affect our business, financial condition, and results of operations.
Similarly, new rules for reporting digital assets under the global “common reporting standard” as well as the “crypto-asset reporting framework” could be implemented in a manner that affects our international operations by creating new obligations and requiring us to invest in new onboarding and reporting infrastructure. Such rules have been adopted by numerous member and observer states of the Organization for Economic Cooperation and Development and by the European Commission on behalf of the member states of the European Union. These new rules may give rise to potential liabilities or disclosure requirements for prior customer arrangements and new rules that affect how we onboard our customers and report their transactions to taxing authorities. Additionally, the European Union has issued directives, commonly referred to as the Central Electronic System of Payment information, requiring payment service providers in the European Union to report certain cross-border transactions to taxing authorities on a quarterly basis. Any actual or perceived failure by us to comply with the above or any other emerging tax regulations that apply to our operations could harm our business.
The nature of our business requires the application of complex financial accounting rules, and there is limited guidance from accounting standard setting bodies on certain topics. If financial accounting standards undergo significant changes, our results of operations could fluctuate.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and various other bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls and many companies’ accounting policies are being subjected to heightened scrutiny by regulators and the public. Further, there has been limited precedent for the financial accounting of digital assets and related valuation and revenue recognition. Moreover, a change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in December 2023, the FASB issued Accounting Standards Update No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets: Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which represents a significant change in how entities that hold digital assets will account for certain of those holdings. Previously, digital assets held were accounted for as intangible assets with indefinite useful lives, which required us to measure digital assets at cost less impairment. Effective as of January 1, 2024, we adopted ASU 2023-08, which requires us to measure digital assets held at fair value at each reporting date, with fair value gains and losses recognized through net income. Fair value gains and losses can increase the volatility of our net income, especially if the underlying digital asset market is volatile. Additionally, on March 31, 2022, the staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 121 (“SAB 121”), which represented a significant change regarding how a company safeguarding digital assets held for its platform users reports such digital assets on its balance sheet and required retrospective application as of January 1, 2022. In January 2025, the staff of the SEC issued SAB No. 122 (“SAB 122”), which rescinds the previously issued interpretive guidance included within SAB 121. We have adopted SAB 122 as of December 31, 2024 on a retrospective basis.
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
In addition, the regulatory treatment of fiat-backed stablecoins remains highly uncertain, particularly for stablecoins, such as YLDS, that are not "payment stablecoins" subject to the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the "GENIUS Act"), which is federal stablecoin legislation that was enacted on July 18, 2025. The resale of such stablecoins may implicate a variety of banking, deposit, money transmission, prepaid access and stored value, anti-money laundering, commodities, securities, sanctions, and other laws and regulations in the various jurisdictions relevant to our business. The risks associated with stablecoins may adversely affect interest in and demand for the products and services we seek to offer, and subject us to additional and ongoing regulatory uncertainties, including the CLARITY Act currently under consideration in the U.S. Senate, which may result in enforcement actions, litigation, significant costs being incurred, fines, and other penalties, as well as adversely affect our business, financial condition, and results of operations.
A significant amount of the trading volume on Figure Exchange is derived from a relatively small number of customers, and the loss of these customers, or a reduction in their trading volume, could have an adverse effect on our business, financial condition, and results of operations.
A relatively small number of institutional market makers and high-transaction volume customers account for a significant amount of the trading volume on Figure Exchange. For example, our top seven customers accounted for 85% and 99% of the trading volume on Figure Exchange during the years ended December 31, 2025 and 2024, respectively. Further, through December 31, 2025, we had three large institutional customers that made up the majority of the volume on Figure Exchange. To facilitate their activities, we provided a loan to one of these customers for a total of $1 million as of December 31, 2025. The key terms for this loan includes an initial annual interest rate of 7% and a term of 30 days, which automatically renews each month until the loan is repaid by the customer or we call on such loan. The customer is required to maintain 20% collateral for the loan on Figure Exchange. Except for this loan and our customary terms of service that are entered into by all of our customers, we have not entered into any other agreements with such institutional investors. Figure Exchange did not charge transaction fees at such date but has since charged, and will continue to charge, transaction fees in the future. We expect significant trading volume and revenue attributable to these customers for the foreseeable future, including revenue attributable to transaction fees. A loss of these users, or a reduction in their trading volume, and our inability to replace these users with other users, could have an adverse effect on our business, financial condition, and results of operations.
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
•public sentiment related to the actual or perceived environmental impact of blockchain technology and related activities, including environmental concerns raised by private individuals, non-governmental organizations and governmental actors related to the energy resources consumed in the Bitcoin mining process;
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
While we continue to diversify and add more loan purchasers, we currently sell a significant percentage of our loans to a concentrated number of loan purchasers. For example, our top three loan purchasers in 2025 collectively accounted for 57% of our loan sale volume, and individually accounted for 22%, 18%, and 17%, or $1.3 billion, $1.0 billion, and $1.0 billion, respectively. Our top three loan purchasers in 2024 collectively accounted for approximately 38% of our loan sale volume, and individually accounted for approximately 15%, 14%, and 10% of our loan volume, or $700 million, $600 million, and $400 million, respectively. These values do not include loans sold in Figure Securitizations, which totaled $749 million and $456 million in 2025 and 2024, respectively. We continue to diversify our loan purchaser ecosystem by adding new buyers in addition to securitizing loans. There are inherent risks whenever a large percentage of a business is concentrated with a limited number of parties. It is not possible for us to predict the future level of demand for our loans by these or other purchasers. In addition, purchases of our loans by these purchasers have historically fluctuated and may continue to fluctuate based on a number of factors, some of which may be outside of our control, including economic conditions, government-sponsored enterprise involvement in the purchase and securitization of similar lending products, the availability of alternative investments, changes in the terms of the loans, loans offered by competitors, prevailing interest rates, and a change in business plan, liquidity or strategy by the purchaser. If any of these purchasers significantly reduces the dollar amount of the loans it purchases from us, we may be unable to sell those loans to another purchaser on favorable terms or at all, which may require us to reduce originations or hold additional loans on our balance sheet and may reduce our flexibility in making financing decisions. In addition, the loss of one or more of our significant loan purchasers could increase the volatility of the mark-to-market methodology we use to determine the fair value of the loans we hold on our balance sheet, which could adversely affect our business, financial condition, and results of operations.
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
Interest rate fluctuations have a significant effect on our results of operations and cash flows. Our financial performance is directly affected by changes in prevailing interest rates, which may subject our financial performance to substantial volatility. We are particularly affected by the policies of the U.S. Federal Reserve, which influence interest rates and impact the size of the loan production market. The U.S. Federal Reserve’s balance sheet consists of U.S. Treasury securities and mortgage-backed securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. Since HELOC origination volumes tend to increase in rising interest rate environments and decrease in decreasing rate environments, we are exposed to cyclical changes as a result of shifts in interest rates. Fluctuations in interest rates significantly impact every aspect of our operations:
•We expect our borrowing costs to increase to the extent interest rates increase, but we expect any increases to have a minimal effect on our business given the rates on our HELOCs also rise. To the extent rates fall, we expect our borrowing costs to also decrease. If interest rates were to fall significantly from current levels, we would expect a compression in the market for HELOCs.
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
Significant downturns in the securities markets or in general economic and political conditions may also impair customers’ ability to refinance or sell their residential properties, which may contribute to higher delinquency and default rates. Customers seeking to avoid increased monthly payments by refinancing may no longer be able to find available replacement loans if prevailing underwriting standards are more stringent. Despite recent home price appreciation in certain markets, home price depreciation experienced to date, and any further price depreciation, may also leave customers with insufficient equity in their homes to permit them to refinance. These events could cause customers to default on their mortgage loans and other debts, including HELOCs and other loans we offer. In addition, such significant downturns may cause funding and liquidity concerns for our current and prospective partners, reducing their adoption and use of our Partner-branded products. Conversely, significant upturns in the securities markets or in general economic and political conditions may cause individuals to be less proactive in seeking ways to improve the returns on their trading or investment decisions and, thus, decrease the demand for our products and services. Any of these changes could cause our future performance to be uncertain or unpredictable, and could adversely affect our business, financial condition, and results of operations. In addition, a prolonged weakness in the U.S. equity markets, global digital asset markets or a general extended economic downturn could cause our customers or partners to incur losses, which in turn could cause our brand and reputation to suffer. If our reputation is harmed, the willingness of our existing customers or partners and potential new customers or partners to do business with us could be negatively impacted, which would adversely affect our business, financial condition, and results of operations.
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
Our results of operations have and will fluctuate, including due to the highly volatile nature of digital assets.
Our results of operations are dependent on digital assets and the broader digital asset economy. Due to the highly volatile nature of the digital asset economy and the prices of digital assets, which have experienced significant declines and elevated volatility in the fourth quarter of 2025 and the first quarter of 2026 (to date),and continue to experience significant volatility, our results of operations could fluctuate from quarter to quarter in accordance with market sentiments and movements in the broader digital asset economy. Our results of operations may fluctuate as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including:
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
Borrowings under our warehouse credit facilities are at variable rates of interest, which exposes us to interest rate risk. Interest rates may fluctuate significantly during the period between loan origination and the securitization or sale of such loans, which can increase or decrease the spread between the rate at which we originated loans and the current market price for such loans. For the year ended December 31, 2025, the weighted average time between the date of origination to the date of sale for our whole loan sales was approximately 20 business days. The weighted average number of days from origination to securitization was approximately 45 business days for the same period. Volatile interest rate environments can lead to volatility in our results of operations. As interest rates increase, we may need to sell our loans at a loss, and our debt service obligations on certain of our variable-rate indebtedness will also increase, which could adversely affect our business, financial condition, and results of operations.

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
In particular, cybersecurity risks for lenders have significantly increased in recent years. We, our clients, loan applicants, third-party service providers, regulators, and other third parties have been subject to, and are likely to continue to be the target of, cyberattacks and other means of perpetuating security breaches and incidents that threaten the confidentiality, integrity and availability of our IT systems and Confidential Information (as defined below). These cyberattacks and other means could include computer viruses, malicious or destructive code, phishing and other social engineering attacks, credential stuffing and other brute force attacks, ransomware, denial of service or information, and improper access by team members or third-party vendors or other security breaches that could result in the loss, unavailability, destruction or unauthorized release, access to, gathering, monitoring, use, or other processing of our or our customers’ data, our intellectual property, or confidential, proprietary, or sensitive business information (collectively, “Confidential Information”), or otherwise materially disrupt our or our clients’ and loan applicants’ or other third parties’ network or systems access or use, or other business operations. We and our third-party service providers have experienced certain security breaches and incidents, and have previously experienced service disruptions, and we cannot be sure that we will not experience interruptions or delays in our service, or cyberattacks or other security breaches or incidents, in the future. Although we have developed systems and processes that are designed to protect our data and user data, to prevent data loss, and to prevent or detect security breaches and incidents, we cannot assure you that such measures will be successful, that we will be able to anticipate or detect all cyberattacks or compromises, breaches, or incidents, that we will be able to react to cyberattacks or compromises, breaches, or incidents in a timely manner, or that our remediation efforts will be successful. While we generally perform cybersecurity due diligence on our key third-party service providers, we do not control our service providers and our ability to monitor their cybersecurity practices is limited. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity, and availability of our IT systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware. Cyberattacks are expected to evolve and accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our systems, confidential information or business. Additionally, geopolitical tensions and events such as the wars in Ukraine and Israel may increase the risk of cyberattacks. Any failure to prevent or mitigate security breaches and incidents and unauthorized access to or disclosure or other processing of data, including personal information, content, or payment information from our customers, could result in the loss, destruction, unavailability, modification, disclosure, or other unauthorized use or other processing of such data. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and confidential information. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. We may incur significant costs in connection with remediation efforts and other actions in connection with actual or suspected compromises, breaches, or incidents, including the costs of notifying applicable regulators and affected users, offering credit monitoring services, or upgrading or replacing our cybersecurity systems, frameworks, and protocols. We may also incur negative publicity or significant legal and financial exposure, including regulatory investigations and other proceedings, private claims, demands, litigation, and other proceedings, higher transaction fees, and damages, fines, penalties, and other liabilities as a result of any actual or perceived cyberattack, compromise or breach of, or incident impacting, our systems or cybersecurity, or the systems and cybersecurity of our third-party providers. Any of the foregoing could adversely affect our business, financial condition, and results of operations.
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
The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates a patchwork of overlapping but different state laws. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in numerous states, and will soon be enforceable in several other states as well. Similar laws have been proposed in many other states and at the federal level as well. In addition, all 50 states have laws that require the provision of notification for security breaches of personal information to affected individuals, state officers or others. We cannot predict the full impact of the CCPA and other evolving legislation relating to privacy or cybersecurity on our business, financial condition, and results of operations, but such impact is potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
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
In the United States, at the federal level, we are subject to various rules and regulations with respect to privacy, data protection and cybersecurity, including the GLBA, the FCRA, the GLBA Safeguards Rule, and those promulgated under the authority of the Federal Trade Commission (the “FTC”), which regulates unfair or deceptive acts or practices, and the CFPB, which enforces federal consumer financial laws. The GLBA, together with related regulations issued by the CFPB, restrict the collection, storage, use, disclosure, and other processing of certain personal information by financial services providers. Such regulations also require lenders and other financial institutions to provide notice to individuals of privacy practices and provide individuals with certain rights to prevent the use and disclosure of certain non-public or otherwise legally protected information. Among other obligations, the FCRA, along with its implementing regulations, limit the use and disclosure of consumer report information, which is broadly defined. CFPB guidance also imposes requirements for the safeguarding and proper destruction of personal information through the issuance of data security expectations. Pursuant to its rulemaking authority under the GLBA, in 2023, the FTC updated its Standards for Safeguarding Customer Information, setting new, minimum standards for certain financial institutions’ information security programs. These rules impose prescriptive requirements on lenders and other financial institutions relating to such programs, including in relation to accountability and oversight, performing risk assessments, encryption standards, and access controls. Additionally, in October 2024, the CFPB finalized a new rule relating to the use and storage of data by lenders and other financial service providers, including regarding data portability, which became effective in January 2025, but which may be subject to reconsideration by the CFPB under the current administration. The U.S. Congress also has considered, and may in the future consider, various proposals for privacy, data protection, and cybersecurity legislation. Additionally, in July 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require the disclosure of certain information about cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Current Report on Form 8-K, generally within four days of determining an incident is material.
Additionally, we are considered a “user” of consumer reports provided by consumer reporting agencies (“CRAs”) under the Fair Credit Reporting Act, as amended by the FCRA. The FCRA regulates the use and sharing of consumer information collected by CRAs that bear on a consumer's credit worthiness, credit standing, credit capacity, character, general reputation, personal characteristics, or mode of living which is used or expected to be used or collected in whole or in part for the purpose of serving as a factor in establishing the consumer's eligibility for certain benefits (e.g., credit, employment, etc.), and imposes specific obligations on CRAs, “furnishers” of information to CRAs, and “users” of consumer reports. Such obligations may include restricting the sharing of information contained in a consumer report, providing consumers with an adverse action notice when such reports (or information therein) are used to make an adverse decision or take an adverse action against a consumer, and, in the context of completing employee background checks, providing a notice containing certain disclosures to the consumer and obtaining their consent. As a “user,” we must have a permissible purpose to access a consumer report, such as for credit evaluation or employment background checks. The FCRA also grants consumers specific rights, including the right to know what is in their file, request a credit score (linked to certain types of consumer reports), dispute incomplete or inaccurate information, limit prescreened offers of credit and insurance, place a fraud alert, and obtain a security freeze. Noncompliance with the FCRA can lead to civil and criminal penalties, and the FCRA permits consumers to bring a private right of action for certain violations of the FCRA.
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
Additionally, in 2024, the National Security Division of the U.S. Department of Justice (DOJ) issued a new rule—referred to as the “Data Security Program” (DSP)—to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia, Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S.

sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied.
Based on our assessment of the DSP, we do not believe we engage in covered data transactions at this time, though we may discover that we do or we may begin doing so in the future. Compliance with the DSP may require us to invest heavily in data security and compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.
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

As the regulatory framework for blockchain technology, machine learning technology, artificial intelligence and online platforms evolves, our business, financial condition, and results of operations may be adversely affected. The regulatory framework for blockchain technology, machine learning technology, artificial intelligence, and automated decision-making is evolving, including with respect to the financial services sector. It is possible that new laws and regulations will be adopted in the United States or applicable non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our platform and the way in which we use blockchain technology, artificial intelligence, and machine learning technology. For example, the European Union has passed laws and regulations regulating digital services such as certain online platforms and marketplaces, and similarly, the European Union’s Artificial Intelligence Act, which establishes broad obligations for the development and use of AI-based technologies made available in the European Union based on their potential risks and level of impact, came into force on August 1, 2024. In addition, in the United States, the Trump administration rescinded an executive order relating to the safe and secure development of AI technologies that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI technologies, or may implement new executive orders and/or other rule-making relating to AI technologies in the future. Any such changes at the federal level, together with together with the enactment of any new state laws regulating artificial intelligence technologies, could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition, and results of operations.
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
•federal, state, and self-regulatory organization securities rules and laws, including, among others, the Securities Act, the Exchange Act, the Advisers Act, and the Investment Company Act of 1940, as amended (the “Investment Company Act”), the rules and regulations adopted under those laws, including those adopted by FINRA, and similar state laws and regulations, which govern how we offer, sell, and transact in our loan financing products;
•other federal, state and local laws and regulations covering areas similar to the laws and regulations discussed above, including many state and local laws and regulations that cover similar areas as the federal laws discussed above; and
•the other laws and regulatory regimes described in the section titled “Business—Government Regulation.”
In addition, various federal, state, and local laws have been enacted to discourage predatory lending practices. The federal Home Ownership and Equity Protection Act (“HOEPA”) amends TILA to prohibit certain provisions in mortgage loans with rates or origination costs exceeding prescribed levels, and requires certain disclosures prior to origination. Some states have enacted similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. Failure to comply with these laws, to the extent applicable to any of the HELOCs, could subject us to monetary penalties and could result in the voiding or rescission of the affected HELOCs.
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
In addition, many other aspects of our businesses involve financial services that are heavily regulated. Among other entities in our structure, our subsidiary Figure Payments Corporation (which offers a stored value product and facilitates transactions involving digital assets) is a registered money services business at the federal level and licensed money transmitter and virtual currency business in various states and other jurisdictions, our subsidiary Figure Lending LLC (“FL LLC”) is licensed to engage in lending (including mortgages and personal loans), servicing, brokering, debt collection, and other related activities in various states and other jurisdictions, our subsidiary Figure Markets Credit LLC (which offers digital asset-backed personal loans and facilitates digital asset trading) is licensed to engage in lending and other related activities in various states and other jurisdictions, and each is subject to significant regulatory and legal requirements in connection therewith. These requirements include, among others, compliance with anti-money laundering laws, consumer protection laws, and data privacy regulations. As such, we expect increased compliance costs and to be subject to additional potential liabilities. Failure to comply with the obligations imposed by the foregoing regulatory regimes, including licensing, recordkeeping, advertising, disclosure, and operating requirements (including interest and fee limitations), could result in examinations, investigations, litigation, enforcement actions, sanctions, and reputational damage, and could have a material adverse effect on our business, financial condition, and results of operations. The legal and regulatory landscape for our products is particularly complex, and our ability to comply with all applicable laws and rules is largely dependent on our internal systems to ensure compliance, as well as our ability to attract and retain qualified compliance personnel with specialized knowledge. Furthermore, evolving regulations and increased scrutiny from regulators may require us to adapt our practices continuously. In addition, some of the restrictions and rules applicable to our subsidiaries could adversely affect and limit some of our business plans of other parts of our business.
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
The laws and regulations to which we are subject, including those pertaining to blockchain-related activities, are rapidly evolving and increasing in scope, except with respect to certain voting rights as required under Nevada law or under our second amended and restated articles of incorporation. There has been guidance, reports, and public statements issued by federal and state financial regulators regarding the legal permissibility of, and supervisory considerations relating to, financial institutions engaging in blockchain-related activities. We continue to monitor these developments closely and seek to ensure that our blockchain-related activities conform with applicable requirements. However, if we are found to not comply with such requirements, we could be subject to administrative enforcement actions, lawsuits, civil and criminal penalties, and other legal and reputational harm, which could adversely affect our business, financial condition, and results of operations.
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
We utilize Provenance Blockchain as a recordkeeping source, and Provenance Blockchain relies on HASH to function. Participants incur certain usage fees in connection with their use of Provenance Blockchain, which are paid in the form of HASH. If HASH were characterized as a security, Provenance Blockchain in its current form would be inoperable or impracticable for our purposes. As a result, the characterization of HASH as a security would likely require us to move our blockchain-related activities to a new blockchain or continue to rely entirely on traditional documentary processes to record asset originations and transfers of ownership, as complying with applicable securities regulations may render the Provenance Blockchain in its current form inoperable or impracticable for the purposes for which we use it. While we currently maintain traditional documentary processes to record asset originations and transfers, the additional recording of such originations and transfers on Provenance Blockchain is expected to present significant operational advantages in the future that we believe will contribute to our growth and improve our results of operations over time. If HASH were to be deemed a security and Provenance Blockchain were to become inoperable or impractical for our purposes, we may be required to move our blockchain-related activities to a new blockchain, which would require additional resources and costs.
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
If we are unable to use the Provenance Blockchain or if we believe that reputational harm may result from our use of Provenance Blockchain, we may also be required to move our blockchain-related activities to a new blockchain. While Figure Connect, DART, Figure Exchange, YLDS, Democratized Prime, OPEN and our Blockchain Stock rely on the use of blockchain technology, our LOS does not rely on the use of blockchain technology, and all asset originations and transfers of ownership in our LOS are recorded through traditional documentary processes in accordance with state and local requirements. In addition to such processes, the information associated with the origination of an asset and any subsequent transfers of such asset are recorded with a unique hash value on Provenance Blockchain, which is generated by using a cryptographic algorithm and provides a secure, immutable record of data provenance, as any alteration in the data would result in a different hash, signaling tampering. While we maintain traditional documentation to record asset ownership and transfer, we believe that the additional recording of assets using blockchain technology presents significant operational advantages that will contribute to our growth and the improvement of our results of operations over time. If we experience reputational issues with Provenance Blockchain and are unable to move our blockchain-related activities to a new blockchain, the failure to implement such activities on a new blockchain could have a significant adverse effect on our growth, the operational and cost efficiencies anticipated from the use of our platform, and the marketability of our platform.

Challenges to DART could materially and adversely affect our business, financial condition, and results of operations.
DART, which we developed, is an electronic registry that tracks servicing rights and ownership of loans in the United States. We have used in the past, and currently use, DART as a lien and eNote registry system. As of December 31, 2025, 115 entities have executed agreements to participate in DART as an originator, secured party/financier, loan buyer, servicer, and/or custodian. In March 2024, we began making DART available for use by select partners, and, as of December 31, 2025, there were 80,409 loans that relied on DART as a registry. DART is part of a dual registry for real property records. DART Collateral Manager LLC acts as the trustee for platform-originated loans. DART Portfolio Manager LLC facilitates and documents subsequent transfers. DART monitors all DART Collateral Manager LLC transactions and automatically updates the DART registry with real-time control changes. All DART records are stored on-chain and security interests reflected on the DART registry are recognized by Figure Connect participants via their assent to uniform DART Participation Rules. Although we have conducted analyses and surveys of applicable state and federal statutory law, case law, regulations, and regulatory guidance to determine that DART, in conjunction with the dual registry process explained above, constitutes a valid and effective lien and electronic note registry, if the use of DART were found not valid or effective, we could be obligated, or choose, to take remedial actions and may be subject to additional costs or losses. If this were to occur, as well as any failures to apply prudent and effective process controls in our use of DART and to comply with legal and other requirements in the foreclosure process, it could pose operational, reputational, and legal risks that could materially and adversely affect our business, financial condition, and results of operations.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations may increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, especially once we are no longer an “emerging growth company,” as defined in the JOBS Act. For additional information, see the section titled “—Risks Related to Ownership of Our Securities —We are an ‘emerging growth company,’ and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock and blockchain stock less attractive to investors.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.
Our executive officers have limited experience in dealing with the increasingly complex laws pertaining to public companies, which may increase the amount of their time devoted to these activities and result in less time being devoted to the management and growth of the business. We continue to evaluate whether we have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. We may expand our employee base and hire additional employees to support our operations as a public company, which may in the future cause our operating costs to increase. For additional information, see the section titled “—Regulatory, Tax and Other Legal Risks—If we fail to establish and maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our Class A common stock and Blockchain Stock may decline.”
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
In prior periods, we have identified material weaknesses in our internal control over financial reporting. If we experience additional material weaknesses in the future or otherwise fail to continue to design, implement and maintain effective internal control over financial reporting, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock and Blockchain Stock.
Under the rules and regulations of the SEC regarding compliance with Section 404 of the Sarbanes Oxley Act (“Section 404”), we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our second Annual Report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
To comply with the requirements of being a reporting company under the Exchange Act, including performing the evaluation needed to comply with Section 404, we have taken various actions, and expect to take additional actions, to implement additional internal control over financial reporting. This has required and will continue to require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. We have spent and expect to continue to spend significant time and resources designing, evaluating and testing our accounting procedures and internal controls. As a private company, we were not required to test our internal control over financial reporting within a specified period. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.
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

During the year ended December 31, 2025, the Company implemented remediation actions, including hiring additional resources and implementing internal controls over financial reporting designed to address the material weaknesses. Based on the remediation actions completed during the year ended December 31, 2025, the Company concluded that it has remediated the material weaknesses that existed as of December 31, 2024.
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
If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock and Blockchain Stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
As of December 31, 2025, a partial valuation allowance has been recorded against our deferred tax assets to reflect the amount of such assets that is not more likely than not to be realized. Our net deferred tax assets are primarily related to net operating loss carryforwards (“NOLs”). We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Certain of our deferred tax assets may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
We may also be limited in the portion of NOLs that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. For the years ended December 31, 2025, we had accumulated NOLs for U.S. federal and state tax purposes of approximately $34 million and $22 million, respectively. Under current law, U.S. federal NOLs arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such NOLs is limited to 80.0% of current year taxable income beginning after December 31, 2020. Therefore, a lack or insufficiency of future taxable income would adversely affect our ability to utilize NOLs. In addition, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is generally subject to limitations on its ability to utilize its pre-change NOLs and certain credit and capital loss carryforwards to offset future taxable income. A Section 382 ownership change generally occurs if one or more stockholders or groups of stockholders who own at least 5.0% of our capital stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future changes in our stock ownership, including changes as a result of future offerings, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code.
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
Risks Related to Ownership of Our Securities
The dual-class structure of our common stock concentrates voting control with Michael Cagney, our co-founder and member of our board of directors, which will limit your ability to affect the outcome of key transactions, including a change in control, and it may depress the trading price of our Class A common stock and Blockchain Stock.
Our Class B common stock has ten votes per share, our Class A common stock has one vote per share, and our Blockchain Stock has one vote per share. As of December 31, 2025, Michael Cagney, our co-founder and member of our board of directors, and his permitted transferees, hold 37,893,047 shares of Class B common stock. Because of the ten-to-one voting ratio between our Class B common stock and our Class A common stock and Blockchain Stock, Mr. Cagney and Ms. Ou and their permitted transferees control approximately 68% of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all of our assets or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
This control may also adversely affect the market price of our Class A common stock and Blockchain Stock. For example, certain index providers have in the past imposed restrictions on including companies with multiple-class share structures in certain of their indexes. Because of our dual-class structure, we will likely be excluded from certain of these indexes, where applicable, and we cannot assure you that other stock indexes will not take similar actions. Under these policies, our dual-class capital structure would make us ineligible for inclusion in certain indexes, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indexes would not invest in our stock. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock and Blockchain Stock less attractive to other investors. As a result, the market price of our Class A common stock and Blockchain Stock could be adversely affected.
The market price of our Class A common stock may be volatile, which will directly affect the market price for the Blockchain Stock, and you could lose all or part of your investment.
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
We expect that, generally, the market price of our Class A common stock will significantly affect the market price of the Blockchain Stock. This may result in greater volatility in the market price of the Blockchain Stock than would be expected if it were not convertible into Class A common stock. The market price of our Class A common stock could also be affected by possible sales of our Class A common stock by investors who view the Blockchain Stock as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our Class A common stock. This trading activity could, in turn, affect the market price of the Blockchain Stock.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Our Blockchain Stock is transferable only among wallets that have gone through a KYC and anti-money laundering onboarding process, and there can be no assurance that our Blockchain Stock will become freely transferable in the future.
Our Blockchain Stock is transferable only among wallets on the Provenance Blockchain that have gone through a KYC and anti-money laundering onboarding process, consistent with applicable U.S. federal and state financial regulatory requirements, which we refer to as “permitted holders.” The Blockchain Stock may be held only on the Provenance Blockchain. We, as well as third party technology providers, offer wallet software that is compatible with the Provenance Blockchain. All Provenance Blockchain wallets offered by Figure are self-custodial wallets, and we do not offer custodial wallets. Nevada law prohibits the issuance of bearer shares, and bearer certificates representing shares, of the capital stock of a Nevada corporation. Further, certain determinations under Nevada law, our second amended and restated articles of incorporation and our amended and restated bylaws necessitate our ability to identify the record holder of our shares, including the Blockchain Stock. Examples of such determinations include proper effectuation and recordation of transfers of shares, ascertaining the relative voting rights, voting power and other rights of our stockholders, and establishing quorum and applying the appropriate voting standards for actions by our stockholders at meetings or by written consent. As a result of these requirements, unlike other digital assets that are not securities, our Blockchain Stock is not freely transferable to record owners that are not permitted holders. Any resolution of these issues would likely require modifications to Nevada law and subsequent modifications to our internal processes, and there can be no assurance that our blockchain stock will become freely transferable in record form outside of permitted holders in the future.
All transfers of digital assets on the Provenance Blockchain, including transfers of our blockchain stock, require the payment of “gas” fees in units of HASH. We will pay those gas fees on behalf of users for transactions executed through our ATS. Investors transferring our Blockchain Stock in peer-to-peer transactions not involving transactions executed on our ATS will need to acquire and expend HASH to facilitate the transaction. The average gas fee for transactions on Provenance has been less than one HASH since 2018, which is equivalent to approximately $[ ˜ ] as of December 31, 2025.
The mechanics of transferring Blockchain Stock, including reliance on self-custodial wallets, the Provenance Blockchain, YLDS and our ATS, are complex and may limit liquidity, increase transaction costs or result in operational errors, which could adversely affect holders of our Blockchain Stock.
Our quarterly results are likely to fluctuate and as a result may adversely affect the trading price of our Class A common stock and Blockchain Stock.
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
If securities or industry analysts publish inaccurate or unfavorable research about us, our business, or our market, or if they adversely change their recommendations regarding our Class A common stock, the trading price or trading volume of our Class A common stock and Blockchain Stock could decline.
The trading market for our Class A common stock and Blockchain Stock is influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more securities analysts initiate research with an unfavorable rating or downgrade our Class A common stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, the price of our Class A common stock and Blockchain Stock would likely decline. If one or more securities analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which in turn could cause the price and trading volume of our Class A common stock and Blockchain Stock to decline.
We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock and Blockchain Stock less attractive to investors.
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
Among other things, our reliance on the extended transition period means that our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an emerging growth company, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as an emerging growth company, we may elect to not provide you with certain information, including certain financial information and certain information regarding the compensation of our executive officers, that we would otherwise be required to provide in filings we make with the SEC, which may make it more difficult for investors, and securities analysts to evaluate our Company. As a result, investor confidence in our Company and the market price of our Class A common stock and Blockchain Stock could be adversely affected. Further, we cannot predict if investors will find our Class A common stock and Blockchain Stock less attractive if we rely on these exemptions. If some investors find our Class A common stock and Blockchain Stock less attractive as a result, there may be less-active trading markets for our Class A common stock and Blockchain Stock and our stock prices may be more volatile.
We have elected to take advantage of the “controlled company” exemption to the corporate governance rules for NASDAQ-listed companies, which could make our Class A common stock and Blockchain Stock less attractive to some investors or otherwise adversely affect the stock price of our Class A common stock and Blockchain Stock.
As long as Mr. Cagney continues to control a majority of the voting power of our outstanding voting stock, we will be a controlled company within the meaning of the listing rules of NASDAQ. Because we qualify as a “controlled company,” we are not required to have a majority of our board of directors be independent, nor are we required to have a compensation committee or an independent nominating function. In light of our status as a controlled company, in the future we could elect not to have a majority of our board of directors be independent or not to have a compensation committee or nominating and corporate governance committee. Accordingly, should the interests of our management and Mr. Cagney differ from those of other stockholders, the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NASDAQ-listed companies. Our status as a controlled company could make our Class A common stock and Blockchain Stock less attractive to some investors or otherwise adversely affect the stock price of our Class A common stock and Blockchain Stock.
Future sales of our common stock or Blockchain Stock, or the perception in the public markets that these sales may occur, may depress the price of our Class A common stock or Blockchain Stock.
Sales of a substantial number of shares of our common stock or Blockchain Stock in the public market, or the perception that such sales may occur, could have an adverse effect on the price of our common stock and Blockchain Stock and could impair our ability to raise capital through the sale of additional stock. In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock or Blockchain Stock. Issuing additional shares of our Class A common stock, Class B common stock, Blockchain Stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock, Blockchain Stock or both.
As of December 31, 2025, we have 178,485,407 shares of our Class A common stock and 37,893,047 shares of our Class B common stock outstanding. All of the Class B common stock outstanding are considered “restricted securities,” as that term is defined under Rule 144 of the Securities Act. Of the 178,485,407 shares of Class A common stock outstanding, 131,640,635 are “restricted securities,” as that term is defined under Rule 144 of the Securities Act. The holders of these “restricted securities” are entitled to dispose of their shares pursuant to (i) the applicable holding period, volume, and other restrictions of Rule 144 or (ii) another exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of Class A common stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our Class A common stock. On August 29, 2025, in connection with the Recombination, we entered into the Investors’ Rights Agreement (as defined herein), pursuant to which certain holders of our common stock are entitled to demand the registration of certain or all of their common stock that such persons beneficially own.

We do not intend to pay cash dividends on our common stock or Blockchain Stock for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends on our common stock or Blockchain Stock in the foreseeable future. Any future determination to pay dividends on our common stock or Blockchain Stock will be at the discretion of our board of directors and will depend on obtaining regulatory approvals, if required, our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.
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

Nevada law and provisions in our second amended and restated articles of incorporation and bylaws might delay, discourage, or prevent a change of control of our Company or changes in our management, thereby depressing the market price of our Class A common stock and Blockchain Stock.
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
You may be diluted by the future issuance of additional common stock and Blockchain Stock in connection with our equity incentive plans, acquisitions or otherwise.
As of December 31, 2025, under Nevada law and our second amended and restated articles of incorporation, our board of directors have the authority to issue up to 821,514,593 shares of authorized but unissued Class A common stock and 162,106,953 shares of authorized but unissued Class B common stock, and 500,000,000 shares of authorized but unissued Blockchain Stock, as well as rights relating to such common stock, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We have reserved 22,985,926 shares of Class A and Class B common stock for issuance under our 2025 Plan subject to adjustment in certain events. Any additional common stock or Blockchain Stock that we issue, including under our 2025 Plan or other equity incentive plans that we may adopt in the future, could dilute the percentage ownership held by the investors in our Class A common stock and Blockchain Stock.
An active trading market for the Blockchain Stock does not exist and may not develop.
The Blockchain Stock is a new issue of securities with no established trading market. The liquidity of the trading market in the Blockchain Stock and the market price for the Blockchain Stock may be adversely affected by changes in the overall market for our Class A common stock and by changes in our financial performance or prospects. The Blockchain Stock (but not our Class A common stock) will be eligible for trading on our ATS upon the completion of this offering and any purchasers of the Blockchain Stock on our ATS will be required to pay for the Blockchain Stock using YLDS. Our ATS does not guarantee that a trading market for the Blockchain Stock will develop or, if a trading market for the Blockchain Stock does develop, the depth or liquidity of that market or the ability of holders to sell the Blockchain Stock, or to sell the Blockchain Stock at a favorable price. Our ATS has had limited trading activity to date, and has only facilitated trading in a small number of securities. Although we anticipate that certain market makers will provide liquidity in the Blockchain Stock on our ATS, they are not required to do so and there can be no assurance that they will or will continue to provide liquidity for any period of time. In addition, if shares of Blockchain Stock are converted to Class A common stock, the liquidity of the Blockchain Stock that remains outstanding will decrease.
In addition, we anticipate that Blockchain Stock will be offered for sale to retail investors through certain online brokerage platforms. Retail investors would purchase Blockchain Stock through such online brokerage platforms in exchange for fiat U.S. dollars. These platforms are not affiliated with us. There may be risks associated with the use of these platforms that we cannot foresee, including risks related to the technology and operation of the platforms, and the publicity and the use of social media by users of the platforms that we cannot control. We are not currently able to determine the number of shares of Blockchain Stock that will ultimately be offered or sold to retail investors through such platforms. Accordingly, the number of shares offered to retail investors could be significant or limited, and may differ materially from our current expectations.
The trading price of the Blockchain Stock on our ATS may differ materially from the trading price of our Class A common stock on the NASDAQ, and there can be no assurance that there will be price parity.
The shares of Blockchain Stock, but not shares of our Class A common stock, will be available for trading on our ATS upon the completion of this offering, and the Blockchain Stock will not be listed for trading on the NASDAQ or any other national securities exchange. Because the rights and privileges of the Blockchain Stock are similar to our Class A common stock that is listed on the NASDAQ, except with respect to certain voting rights, and the Blockchain Stock are convertible into Class A common stock on a one-for-one basis, we anticipate that the trading price of the Blockchain Stock on our ATS will be substantially similar to the trading price of our Class A common stock. However, the trading price of the Blockchain Stock on our ATS may differ materially from the trading price of our Class A common stock due to a variety of factors, including but not limited to, the availability of market makers on our ATS, the actual or perceived benefits of and risks associated with holding an equity interest in our Company through Blockchain Stock rather than Class A common stock (and vice versa), the operational steps necessary to convert shares of Blockchain Stock into shares of our Class A common stock, and the actual or perceived liquidity of the Blockchain Stock relative to the Class A common stock, particularly during times outside of NASDAQ market trading hours.

Additionally, the shares of Blockchain Stock will initially be available for trading on our ATS on the same dates and during the same market trading hours as our Class A common stock, as published by the NASDAQ. However, our ATS has the ability to permit continuous trading at all times without the restriction of pre-determined market trading hours. There can be no assurance that we will continue to limit the market trading hours of the Blockchain Stock on our ATS to those of the NASDAQ, and we may choose in our sole discretion to permit continuous trading of the Blockchain Stock at any time. If the Blockchain Stock were permitted to trade on our ATS outside of NASDAQ market trading hours, the trading price of the Blockchain Stock could differ materially from the trading price of our Class A common stock.
Holders of Blockchain Stock may experience settlement delays when converting to and selling shares of Class A common stock.
Under Rule 15c6-1 of the Exchange Act, purchases of sales of securities effected through a broker-dealer are generally required to settle within one U.S. business day (T+1), unless the parties to any such transaction expressly agree otherwise. Holders of Blockchain Stock that wish to convert their Blockchain Stock to shares of Class A common stock and then sell the shares of Class A common stock in the traditional market will be required, before effecting delivery, to complete multiple steps and rely on third-party intermediaries, which may take additional time beyond the customary one business day settlement cycle applicable to equity securities.
As a result, holders of Blockchain Stock that wish to convert to and sell shares of Class A common stock in the traditional market may experience settlement delays when attempting to sell their shares, which could reduce their ability to trade efficiently, expose them to market risk during the conversion and settlement period, or cause them to incur additional costs. In addition, if holders are unable to complete settlement in a timely manner, they could be subject to penalties or claims from counterparties or intermediaries, and the liquidity and marketability of the Blockchain Stock could be materially and adversely affected.
Accordingly, holders of Blockchain Stock that wish to sell their shares in a transaction through a broker-dealer that will settle in Class A common stock may be required, because of the length of time it may take to convert such Blockchain Stock into Class A common stock, to specify an alternate settlement cycle at the time of any such sale to prevent a failed settlement, with such attendant risks as becoming subject to buy-ins, market loss liability or other penalties for having failed to deliver on time. Any such seller of underlying Class A common stock should consult their own legal and financial advisors.
Regulatory actions may adversely affect the trading price and liquidity of the Blockchain Stock.
Investors in, and potential purchasers of, the Blockchain Stock who employ, or seek to employ, a convertible arbitrage strategy with respect to the Blockchain Stock may be adversely impacted by regulatory developments that may limit or restrict such a strategy. The SEC and other regulatory and self-regulatory authorities have implemented various rules and may adopt additional rules in the future that restrict and otherwise regulate short selling, which restrictions and regulations may adversely affect the ability of investors in, or potential purchasers of, the Blockchain Stock to conduct a convertible arbitrage strategy with respect to the Blockchain Stock. This could, in turn, adversely affect the trading price and liquidity of the Blockchain Stock.
Sellers of the Blockchain Stock will be required to receive YLDS as consideration, any future purchases of Blockchain Stock on our ATS must be settled in YLDS, and there can be no assurance that the anticipated benefits of holding YLDS will materialize.
In February 2025, we launched YLDS, an interest-bearing transferable stablecoin that is both native to a public blockchain, Provenance Blockchain, and a security registered with the SEC. Any purchases of the Blockchain Stock on our ATS must be settled in YLDS. As of October 1, 2025, YLDS pays a constant interest rate of SOFR minus 0.35%, and our goal is for YLDS to become the de-facto currency of Figure Exchange, provide fiat currency off-ramps for YLDS during local banking hours and 24-hour conversion of YLDS to other stablecoins via transactions on Figure Exchange, and be used as yielding collateral for institutions, among other use cases. However, there can be no assurance that YLDS will continue to pay a constant interest rate of SOFR minus 0.35% or that any of the anticipated benefits or use cases will materialize.

Distributed ledger technology is an emerging technology and has been subject to limited testing and usage.
Blockchain Stock can be purchased and sold or transferred on our ATS. The infrastructure that facilitates transactions in Blockchain Stock is a new system of recording ownership of tokenized securities and in such context has been subject to only limited testing and usage, which subjects it to certain risks, including, but not limited to:
•the possibility of undiscovered technical flaws in an underlying technology, including in the process by which transactions are executed on our ATS or by which the validity of such blockchain transaction can be authenticated and the distributed ledger could be compromised;
•a rapidly evolving regulatory landscape, which might include security, privacy, illicit finance or other regulatory concerns that could require changes to digital systems that disrupt transactions in Blockchain Stock;
•the possibility that security measures that authenticate prior transactions could be compromised, exploited or “hacked,” which could allow an attacker to alter the blockchain and thereby disrupt the ability to corroborate definitive transactions recorded on the blockchain;
•the possibility that new technologies or services will inhibit access to our ATS or the Provenance Blockchain network used by the Blockchain Stock;
•the possibility that changes to policies of our ATS or the Provenance Blockchain will limit the ability to withdraw and deposit certain assets;
•the possibility that other participants on our ATS or the Provenance Blockchain could collude to manipulate the share price or limit liquidity in Blockchain Stock which could restrict a stockholder’s ability to divest their holdings in Blockchain Stock;
•the possibility of breakdowns and transaction halts as a result of undiscovered technology flaws that could prevent transactions for a period of time;
•the possibility that our ATS is hacked or exploited by a third party, resulting in a loss of the holders’ Blockchain Stock; and
•the possibility that an investor’s private key is lost or stolen and the Company is unable to verify the loss or theft could result in irreversible investor losses.
User actions to send and receive digital assets, including Blockchain Stock, from a user’s digital asset wallet involve risks, which could result in loss of a user’s assets. We do not insure against potential losses, and we could be adversely affected if users blame or become dissatisfied with our ATS as a result of these negative experiences.
Public and private digital asset “keys,” consisting of an alphanumeric code, enable users to manage their digital assets on our ATS. Users are able to send digital assets by inputting a public blockchain address and an amount to transfer and are able to receive digital assets by providing the sending party with the users’ own public blockchain address. We do not take possession of a user’s assets and have no access to a user’s private keys.
A number of errors can occur in the process of a user depositing or withdrawing digital assets into or from their digital asset wallets, such as typos, mistakes, or the failure to include the information required by the respective blockchain network. For instance, a user may incorrectly enter the desired recipient’s public key when withdrawing from our platform, or transfer digital assets to a wallet address that the user does not own, control or hold the private keys to. In addition, a wallet address may not be compatible with a blockchain network other than the blockchain network on which it was created. If, for example, any digital asset not compatible with the Provenance Blockchain is sent to a Provenance wallet address, or if any of the foregoing errors occur, all of the user’s sent digital assets will be permanently and irretrievably lost with no means of recovery, including by us. In these scenarios, users may blame or become dissatisfied with our ATS as a result of these negative experiences, which, could adversely affect our business.
We do not have insurance for any losses of assets in our users’ wallets. As a result, if private keys are compromised, including due to a cybersecurity incident or to the extent that any of the private keys relating to our users’ wallets are lost, destroyed or otherwise compromised or unavailable, and no backup of the private key is accessible, we will be unable to access the digital assets held in the related wallet. In these scenarios, users may blame or become dissatisfied with our ATS as a result of these negative experiences, which could adversely affect our ability to access or sell our digital services and subject us to regulatory scrutiny, reputational harm and significant financial losses.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity program is informed by recognized frameworks, including SOC2 Type II and ISO 27001 which we use to help identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key elements of our cybersecurity risk management program include but are not limited to the following:
•risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, including incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the IT Security Risk Committee (the “Committee”) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.
The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding cybersecurity incidents it considers to be significant.
The Committee reports to the Audit Committee of the Board of Directors regarding its activities, including those related to cybersecurity. Audit Committee members receive presentations on cybersecurity topics from our Chief Information Security Officer (“CISO”), internal security staff or external experts on a quarterly basis.
Our management team, led by the CISO, is primarily responsible for assessing and managing our material risks from cybersecurity threats. The CISO, who is operating in the Chief Technology Officer (“CTO”) capacity, has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO’s experience includes information security, risk management, and technology operations, and take steps to stay informed about emerging cybersecurity risks and evolving threat landscapes.
Our CISO takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

ITEM 2. PROPERTIES
We lease approximately 60,000 square feet of office space in 8 locations in the United States. Our legal headquarters are in leased office space in Reno, Nevada. Our Reno facilities consist of approximately 12,471 square feet leased through 1/31/2027. We maintain additional office locations in various U.S. cities, which support corporate functions, product development, operations, sales, and other business activities. We lease all our facilities and do not own any real property.
All facilities are in good condition. We believe that our existing facilities and offices are adequate to meet our requirements for the foreseeable future. See Part II, Item 8, Note 10 for more information.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are, and from time to time in the future may be, subject to legal proceedings and claims arising in the ordinary course of our business. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Use of Initial Public Offering Proceeds
On September 10, 2025, the SEC declared effective our Registration Statement on Form S‑1 (File No. 333‑289695), as amended, filed in connection with our IPO. There has been no material change in the planned use of the net proceeds from our IPO as described in our Prospectus.
Market Information for Common Stock
Our Class A common stock is traded on the NASDAQ Global Select market under the symbol “FIGR”. Our Class B common stock is not listed or traded on any national securities exchange. Our Blockchain Stock is traded exclusively on our ATS and is not listed or traded on any national securities exchange.
Dividend Policy
We have never declared or paid cash dividends on our common stock or Blockchain Stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Accordingly, we do not expect to pay cash dividends on our common stock or Blockchain Stock in the foreseeable future.
Stockholders
As of December 31, 2025, there were 337 Class A common stockholders of record, 5 Class B common stockholders of record and no Blockchain stockholders of record. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.
Issuer Purchases of Equity Securities
We did not repurchase any shares of our Class A common stock during the year ended December 31, 2025.
Recent Sales of Unregistered Securities
We did not sell any equity that were not registered under the Securities Act of 1933 during the three months ended December 31, 2025.

Stock Performance Graph
The following performance graph compares the cumulative total shareholder return of an investment in our common stock from September 11, 2025 (first day of trading) through December 31, 2025 to the cumulative total return of the NASDAQ Composite index as well as the Russell 2000 index. The graph assumes that $100 was invested on September 11, 2025 and the reinvestment of dividends, if any. The share price performance presented below is not necessarily indicative of future results. The stock performance graph below reflects only the performance of our Class A common stock, as our Blockchain Stock was not trading during fiscal year 2025.

Cumulative Stockholder Return
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
9/11/2025
9/30/2025
10/31/2025
11/28/2025
12/31/2025
FIGR
Russell 2000
NASDAQ Composite

The stock performance graph is not deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Exchange Act and is not deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. U.S. Dollars appearing in tables are presented in thousands unless otherwise indicated. A discussion of our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is included in our final prospectus dated September 10, 2025, filed with the SEC on September 11, 2025 pursuant to Rule 424(b) of the Securities Act (the “Prospectus”), under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Executive Overview
Figure is building the future of capital markets using blockchain-based technology. Financial services have historically been and are still trust-based markets, which require intermediation. Large institutional companies have been built around this. Blockchain-based technology has the power to distill these multi-party marketplaces down to just two: buyer and seller.
Blockchain can do more than disrupt existing markets. By taking historically illiquid assets, such as loans, and putting these assets and their performance history on-chain, blockchain can bring liquidity to markets that have never had such. That liquidity, coupled with the ability to achieve true digital perfection and control, opens financing opportunities that were not accessible before.
We believe in three core benefits blockchain delivers to the capital markets. The first is transactional: the reduction of audit, quality control, third-party review and other expenses. The second is liquidity: the ability to support 24x7, real-time bilateral marketplaces. The third is financing: the democratization of capital access through programmable smart contracts that enable peer-to-peer funding and real time loan perfection.
Figure’s proprietary technology powers next-generation lending, trading and investing activities in areas such as consumer credit and digital assets. Our application of the blockchain ledger allows us to better serve our end-customers, improve speed and efficiency, and enhance standardization and liquidity. Using our technology, we continue to develop dynamic, vertically-integrated marketplaces.
Recent Developments
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
The Recombination was a reorganization of entities under common control as FTI and FMH were owned, either directly or indirectly, by the Controlling Party before and after the Recombination. As a result, the Recombination is accounted for in a manner similar to a pooling of interests with the assets and liabilities of the parties to the Recombination carried over at their historical amounts. Therefore, the accompanying Consolidated Financial Statements have been retrospectively recast to reflect the results as if FTI and FMH were a single consolidated entity as of the earliest period presented.

IPO
On September 12, 2025, the Company completed its IPO, in which the Company issued and sold 36,225,000 shares of its Class A common stock, including the underwriters’ over-allotment option which was exercised in full, at a public offering price of $25.00 per share. The IPO resulted in net proceeds to the Company of $663.4 million after deducting the underwriting discounts and commissions.
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
OPEN Launch
In February 2026, we launched On-Chain Public Equity Network (“OPEN”), a blockchain-based network designed to modernize the infrastructure that supports the issuance, trading, custody and lending of public equity securities.
OPEN enables companies to issue their equity natively on the Provenance Blockchain and make it available for secondary market trading on our ATS. OPEN is designed to reduce reliance on traditional centralized market infrastructure and provide new capabilities for public companies and shareholders. These capabilities are anticipated to include lower costs and capital requirements compared to existing clearing and settlement models, greater access to trading through self-custody and self-settlement mechanisms that can reduce the need for custodial intermediaries, portfolio margining across digital and tokenized assets.
We aim to support frictionless two-way exchangeability between our securities issued on OPEN and our listed Class A common stock, a capability that we expect to make available to future OPEN issuers. This exchangeability is intended to promote liquidity and prices near par between blockchain securities and securities listed on national exchanges.
Blockchain Common Stock Offering
In February 2026, the Company successfully completed a secondary public offering of 4,375,000 shares of its Series A Blockchain Common Stock ("Blockchain Stock"). The selling stockholders in the offering agreed to sell 4,687,500 shares of Class A common stock to the underwriters. The Company did not raise proceeds through this offering. In conjunction with the offering, the Company repurchased 312,500 of our Class A common stock, subsequently held in treasury, that were subject to the offering at an aggregate amount of approximately $10 million at $32.00 per share.
The Blockchain Stock is a new class of equity security that trades exclusively on the Company’s ATS, allowing for trading 24 hours per day, 7 days per week. The Blockchain Stock provides the ability for holders to lend their stock transparently and utilize cross-asset collateralization through DeFi protocols. The offering served as the foundational launch of OPEN.
Share Repurchase Program
On February 25, 2026, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its Class A and Blockchain common stock over the next 12 months subject to market conditions, contractual restrictions and other factors.
Repurchases under the program may be made from time to time in the open market, through privately negotiated transactions, accelerated share repurchase transactions, or by other means in accordance with applicable securities laws and regulations. The timing, number of shares repurchased, and prices paid will depend on market conditions, share price, trading volume, corporate considerations, and other factors. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization.

This program does not obligate the Company to acquire any particular amount of stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
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
The following tables set forth key performance measures that we use to evaluate our business for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Ecosystem volume(1):	$9,087,631	$5,879,147
Consumer loan marketplace volume(2):	8,377,133	5,128,460
Partner-branded volume(3)	6,401,396	3,447,331
Figure-branded volume(4)	1,975,737	1,681,129
Digital asset marketplace volume(5)	710,498	750,687
Figure connect volume(6)	3,842,222	8,144

Net revenue	$506,865	$340,885
Net income (loss)	134,281	19,915
Adjusted net revenue(7)	514,804	339,182
Adjusted EBITDA(7)	251,157	101,443
_______________
(1)Ecosystem Volume consists of Consumer Loan Marketplace Volume and Digital Asset Marketplace Volume.
(2)We define Consumer Loan Marketplace Volume as the total U.S. dollar equivalent value of originations of HELOCs, DSCR,and personal loans on our LOS, as well as the volume of third-party loans traded on Figure Connect. We believe this measure is an indication of our scale and represents a potential revenue opportunity from the technology used for consumer credit loan originations.
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

	As of
	December 31, 2025	December 31, 2024
YLDS in circulation(1):	$328,193	$—
Democratized Prime:
Matched offers balance(2)	206,101	n.m.
Borrower demand(3)	246,382	n.m.
Available lender supply(4)	213,096	n.m.
_______________
(1)We define YLDS in Circulation as the total U.S. dollar equivalent value of unsecured face-amount certificates solely backed by the assets of Figure Certificate Company (FCC), which is the issuer of the certificates.
(2)We define Matched Offers as the U.S. dollar equivalent value of offers matched between borrower and lenders on the Democratized Prime platform.
(3)We define Borrower Demand as the U.S. dollar equivalent value that borrowers seek to borrow from the lending pool on the Democratized Prime platform.
(4)We define Lender Supply as the U.S. dollar equivalent value that lenders have made available in the lending pool on the Democratized Prime platform.
Trends and Other Factors Affecting Our Performance
Market and Competitive Factors
Currently, our revenue is substantially derived from our HELOC product offering and from our LOS technology offering. The HELOC market is supported by positive trends across the housing market, largely from growing home equity balances and a mortgage borrower population that is characterized by low fixed-rate first lien mortgages, for which a cash-out refinancing is a less attractive alternative. Historically, consumers have primarily accessed home equity lending products through banks and other depository institutions, but in 2023, positive trends in the market landscape emerged as banks began to de-emphasize the product. Additionally, leading non-depository lenders that specialized in traditional mortgage products lacked the ability to effectively offer a consumer-friendly HELOC product to meet the demand of potential borrowers seeking to leverage their increased home equity value as a potential financing alternative. We believe the

HELOC market will remain strong, as historically high housing values coupled with a historically low sales market have led consumers to search for ways to utilize the untapped equity in their homes. Figure continues to develop technology to provide its partners with solutions for any interest rate environment, and we expect the impact of rates on our business to decrease.
We expect to continue to see new entrants in the market because of the significant size of the potential market opportunity and a broadly underserved universe of potential borrowers in the HELOC market. This trend has continued recently, most notably with originators of agency mortgages entering the market as mortgage refinance activity slowed. However, many of these entrants have struggled to gain traction, which we believe is due to their lack of technology, product expertise and capital markets capabilities necessary to effectively participate. With our suite of products and solutions centered around the vision of promoting efficiency and liquidity in financial markets we feel we are uniquely positioned to provide the infrastructure to support an efficiently functioning HELOC market. This has been evidenced by our performance to date: in 2025, we were the leading originator of HELOCs among non-depository lenders, in addition to providing the technology to power other originators through our Partner-branded strategies.
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
Effects of Inflation
While inflation may impact our revenues and operating expenses, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant during the years ended December 31, 2025 and 2024. However, there can be no assurance that our results of operations will not be materially impacted by inflation in the future.
Loan Characteristics
The following table sets forth the weighted-average characteristics of loans we originated or purchased for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
HELOC Loans(1):
Partner-branded:
Loan Term (in months)	303	325
Customer Interest Rate	9.2%	10.8%
Customer FICO Score	755	753
Loan Balance	$93	$92
Figure-branded:
Loan Term (in months)	294	290
Customer Interest Rate	9.1%	10.5%
Customer FICO Score	748	740
Loan Balance	$91	$71
(1)HELOC loans subject to monthly, amortizing borrower payments and may be prepaid and redrawn within a limited period of time. Personal, mortgage, and other loans are not considered significant.
The following table summarizes loan counts held by the Company at December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Count of loans held for sale:
HELOC loans	6,455	4,582
Personal loans(1)	1,116	233
Other(2)	168	326
Total loan count held for sale	7,739	5,141
(1) Loans collateralized by digital assets.
(2)    Primarily contains legacy mortgages and other unsecured loans.
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
Gain on Sale of Loans, net
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
Interest Income
We earn interest income primarily from the following sources:
•Loans — We accrue interest income on loans we hold based on the UPB outstanding at contractual interest rates. We place loans on nonaccrual status when they become 90 days past due (30 days past due for collateralized personal loans) or when we doubt full recovery of interest and principal. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. When a loan is placed on nonaccrual status, the accrued and unpaid interest is reversed as a reduction of interest income and accrued interest receivable. Interest income is subsequently recognized only to the extent cash payments are received or when the loan has been placed back in accrual status. Loans are restored to accrual status when the loan becomes current and we expect repayment of the remaining contractual principal and interest. We also recognize cash received on non-accrual loans as interest income after all contractual principal is repaid.

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
•Cash and Cash Equivalents — We accrue interest income monthly for cash held at depository institutions and investments in short-term instruments, such as money-market funds and U.S. Treasury Bills, and through repurchase agreements that are collateralized by U.S. Treasury Bills.
Gain on Servicing Asset, net
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
Operating Expenses
Operating expenses consist of general and administrative, technology and product development, operations and processing, sales and marketing, and interest expenses.
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
Interest Expense
Interest expense consists of the costs we incur on our borrowings, amortization of fees, and other costs associated with our debt obligations. It also includes interest accrued and paid to holders of YLDS in the form of additional YLDS.
Other Expense
We have contractual agreements with loan buyers to repurchase loans under certain circumstances, including in the event of borrower delinquencies within the first 30 to 90 days of loan origination. We record a loss on those loans based on the fair value at the date on which we identify the repurchase obligation.
Other (expense) income, net
Other (expense) income, net includes unrealized and realized gains (losses) resulting from transactions of certain digital assets, litigation settlements, adjustments to non-equity method investments, foreign exchange rate gains (losses) and other non-income based state and local taxes.
Results of Operations
Consolidated Statements of Operations
The following table sets forth our Consolidated Statements of Operations for the periods presented:

	Years Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Net revenue:
Ecosystem and technology fees	$120,808	$28,314	$92,494	326.7%
Servicing fees	31,540	25,245	6,295	24.9
Interest income	74,810	48,207	26,603	55.2
Origination fees	72,536	64,867	7,669	11.8
Gain on sale of loans, net	180,024	140,353	39,671	28.3
Gain on servicing asset, net	24,567	32,637	(8,070)	(24.7)
Other revenue	2,580	1,262	1,318	104.4
Total net revenue	506,865	340,885	165,980	48.7
Expenses:
General and administrative	131,971	104,251	27,720	26.6
Technology and product development	64,922	62,657	2,265	3.6
Operations and processing	65,056	44,452	20,604	46.4
Sales and marketing	76,094	55,657	20,437	36.7
Interest expense	48,870	56,415	(7,545)	(13.4)
Other expense	2,425	8,218	(5,793)	(70.5)
Total expenses	389,338	331,650	57,688	17.4
Operating income	117,527	9,235	108,292	1172.6
Other (expense) income, net	(3,852)	12,857	(16,709)	n.m.
Income before income taxes	113,675	22,092	91,583	414.6
Income tax (benefit) provision	(20,606)	2,177	(22,783)	n.m.
Net income	134,281	19,915	114,366	574.3
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	423	2,701	(2,278)	(84.3)
Net income attributable to Figure Technology Solutions, Inc.	$133,858	$17,214	$116,644	677.6%

Net Revenue
Ecosystem and technology fees

	Years Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Technology offering fees	$50,646	$20,188	$30,458	150.9%
Ecosystem fees	56,817	122	56,695	46471.3
Program fees	13,345	8,004	5,341	66.7
Total ecosystem and technology fees	$120,808	$28,314	$92,494	326.7%
Ecosystem and technology fees
Ecosystem and technology fees increased $92.5 million, or 326.7%, primarily due to the growth in Figure Connect Volume, as well as a $5.3 million increase in program fees due to an $1.2 billion increase in the volume of securitizations for which we earn program fees.
Servicing fees
Servicing fees increased $6.3 million, or 24.9%, due to a $4.8 billion, or 59.7%, increase in the weighted-average servicing portfolio unpaid principal HELOC loan balance of $12.9 billion serviced at December 31, 2025, compared to $8.1 billion at December 31, 2024, partially offset by a decrease of 3 basis points in the weighted average servicing fee rate from 34 basis points to 31 basis points.
Interest income
Interest income increased $26.6 million, or 55.2%, when comparing the year ended December 31, 2025 to the year ended December 31, 2024, primarily due to an $15.0 million increase in interest earned on marketable securities held as we have progressively securitized loans on our platform and retained certain interests, in addition to a $7.4 million increase in interest earned on cash balances, and a $2.5 million increase in interest earned on HELOC and personal loans we hold.
Origination fees
Net origination fees increased $7.7 million or 11.8%, primarily due to a 17.5% increase in Figure-branded volume over the period.
Gain on sale of loans, net

	Years Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Realized gain (loss):
Whole loan sales	$144,549	$105,470	$39,079	37.1%
Securitized loans	37,911	21,128	16,783	79.4
Derivatives	(6,292)	52	(6,344)	n.m.
	176,168	126,650	49,518	39.1
Unrealized gain (loss):
Loans	2,118	10,665	(8,547)	(80.1)
Marketable securities	1,625	2,708	(1,083)	(40.0)
Derivatives	113	330	(217)	(65.8)
	3,856	13,703	(9,847)	(71.9)
Total gain on sale of loans, net	$180,024	$140,353	$39,671	28.3%
Gain on sale of loans increased $39.7 million, or 28.3%, as a result of an increase of $55.9 million in the total realized gains on loans due to a 39.7% increase in the weighted average price of loans sold, in addition to an increase in the UPB of loans sold from $4.8 billion to $6.1 billion for the years ended December 31, 2024 and 2025, respectively. The decrease in unrealized gains were primarily due to a $8.5 million decrease in the fair value of loans not yet sold as a result of less HELOC loans held on our balance sheet for the year ended December 31, 2025. Due to changes in rates impacting our derivatives, we recognized realized losses on derivatives of $6.3 million and an unrealized gains of $0.1 million for the year ended December 31, 2025.

Gain on servicing asset, net

	Years Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Additions	$60,713	$50,557	$10,156	20.1%
Realization of cash flows	(28,207)	(19,623)	(8,584)	43.7
Change in valuation inputs and assumptions	(7,939)	1,703	(9,642)	n.m.
Total gain on servicing asset, net	$24,567	$32,637	$(8,070)	(24.7)%
Gain on servicing asset, net decreased $8.1 million, or 24.7%, primarily due to a $9.6 million decrease resulting from changes in valuation inputs and assumptions, which was impacted by a decrease in the weighted average servicing fee rate from 34 to 31 basis points. In addition, there was an $8.6 million change due to the realization of cash flows derived from a larger servicing portfolio during the year ended December 31, 2025 compared to the year ended December 31, 2024. The decreases are offset by a $10.2 million increase in new servicing assets retained on the increase of UPB of loans sold from $4.8 billion to $6.1 billion for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Other revenue
Other revenue is immaterial overall and components of other revenue did not materially change as fees, and the net assets on which we charge those fees, were consistent during the years ended December 31, 2025 and 2024.
Figure-branded revenue

	Years Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Ecosystem and technology fees	$3,137	$2,494	$643	25.8%
Origination fees	65,507	57,039	8,468	14.8
Gain on sale of loans, net	66,168	46,269	19,899	43.0
Total Figure-branded net revenue	$134,812	$105,802	$29,010	27.4%
Figure-branded net revenue increased $29.0 million, or 27.4% during the year ended December 31, 2025, compared to the year ended December 31, 2024. This was primarily due to a $19.9 million, or 43.0% increase in gain on sale of loans, net, during the year ended December 31, 2025, compared to the year ended December 31, 2024, as a result of an increase in the weighted average price of loans sold, in addition to an increase in the UPB of loans sold. Figure-branded origination fees increased by $8.5 million, or 14.8%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, as a result of a 17.5% increase in Figure-branded volume.
Partner-branded revenue

	Years Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Ecosystem and technology fees	$117,671	$25,820	$91,851	355.7%
Origination fees	7,029	7,828	(799)	(10.2)
Gain on sale of loans, net	113,856	94,084	19,772	21.0
Total Partner-branded net revenue	$238,556	$127,732	$110,824	86.8%
Partner-branded net revenue increased $110.8 million, or 86.8% during the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase was primarily attributable to ecosystem and technology fees, which increased by $91.9 million, or 355.7%, during the year ended December 31, 2025, compared to the year ended December 31, 2024. This was primarily due to a $99.3 million increase in revenue recognized for ecosystem and technology fees from volume transacted on our Connect platform, for which minimal fees were earned in the prior year. Additionally, Partner-branded gain on sale of loans, net increased by $19.8 million, or 21.0%, during the year ended December 31, 2025, compared to the year ended December 31, 2024, as a result of an increase in the weighted average price of loans sold of 39.7%.

Operating Expenses
General and administrative

	Years Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Compensation and benefits	$29,514	$21,568	$7,946	36.8%
Equity-based expense	59,113	35,423	23,690	66.9
Professional services	22,595	19,314	3,281	17.0
Impairment of capitalized software	—	8,591	(8,591)	n.m.
Other expense	20,749	19,355	1,394	7.2
Total general and administrative expense	$131,971	$104,251	$27,720	26.6%
General and administrative expense increased $27.7 million, or 26.6%. This primarily consisted of an increase in equity-based compensation expense of $23.7 million, due to the recognition of expense for stock-based compensation awards that satisfied the liquidity condition in connection with the IPO, additional grants associated with the IPO, and an increase in grants in the current year due to increased headcount. Additionally, compensation and benefits increased $7.9 million due to increased headcount as well as one-time bonuses associated with the IPO.
Technology and product development

	Years Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Compensation and benefits	$24,847	$25,690	$(843)	(3.3)%
Equity-based expense	12,036	9,363	2,673	28.5
Amortization	16,254	17,113	(859)	(5.0)
Software	10,980	9,688	1,292	13.3
Other expense	805	803	2	0.2
Total technology and product development expense	$64,922	$62,657	$2,265	3.6%
Technology and product development expense increased $2.3 million, or 3.6%, due to a $2.7 million increase in equity-based compensation expense primarily due to an increase in services exchanged for issuance of warrants of $2.9 million. This increase is partially offset by decreased amortization expense of $0.9 million for the year ended December 31, 2025 due to lower capitalized software balances, which are subject to amortization.
Operations and processing

	Years Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Compensation and benefits	$23,002	$18,557	$4,445	24.0%
Equity-based expense	455	388	67	17.3
Processing fees	41,599	25,507	16,092	63.1
Total operations and processing expense	$65,056	$44,452	$20,604	46.4%
Operations and processing expense increased $20.6 million, or 46.4%, primarily due to a $16.1 million increase in processing fees due to a 63.3% increase in Consumer Loan Marketplace Volume.
Sales and marketing

	Years Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Compensation and benefits	$8,401	$4,662	$3,739	80.2%
Equity-based expense	817	136	681	500.7
Advertising and other expense	66,876	50,859	16,017	31.5
Total sales and marketing expense	$76,094	$55,657	$20,437	36.7%
Sales and marketing expense increased $20.4 million, or 36.7%, primarily due to a $16.0 million increase in advertising and other costs driven by a 17.5% increase in Figure-branded volume, as well as a $3.7 million increase in compensation and benefits due to an increase in headcount.

Interest expense
Interest expense decreased $7.5 million, or 13.4%, primarily due a $14.1 million decrease in exit fees paid to warehouse facilities and a $5.9 million decrease related to the impact of lower average SOFR rates on warehouse facilities. Those impacts are partially offset by a $7.0 million increase in retained interest financing costs due to securitization volume, and a $3.5 million increase in interest expense related to the MSR facility that we entered into during the second half of 2024.
Other (expense) income, net

	Years Ended December 31,		Change
(In thousands, except percentages)	2025	2024	$	%
Change in fair value of digital assets held for sale	$(9,200)	$7,910	$(17,110)	n.m.
Changes in value of fund investment	(1,996)	3,828	(5,824)	n.m.
Staking rewards and realized gains	6,976	747	6,229	833.9
Digital asset impairment	—	(5,859)	5,859	n.m.
Settlement income	—	2,750	(2,750)	n.m.
Other	368	3,481	(3,113)	(89.4)
Total other (expense) income, net	$(3,852)	$12,857	$(16,709)	n.m.
Other (expense) income, net decreased $16.7 million, primarily driven by a $17.1 million decrease in the change in fair value of Solana tokens, as well as a $5.8 million decrease in the ratable value of the related fund for the year ended December 31, 2025 compared to the year ended December 31, 2024. These were offset by an impairment of $5.9 million of HASH held during the year ended December 31, 2024 due to a decline in the observable fair value of HASH transacted at the time of the Reorganization, that did not occur in the year ended December 31, 2025, and a $6.2 million increase in staking rewards and gain on sale of digital assets that we earned during the year ended December 31, 2025 compared to the year ended December 31, 2024.
Income Tax Provision
Income tax expense decreased by $22.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The provision for income taxes includes U.S. federal, state and local taxes. The effective tax rate for the year ended December 31, 2025 was approximately (18.1)%, compared to 9.9% for the year ended December 31, 2024. The effective tax rate differed from the U.S. federal statutory rate of 21.0% for the year ended December 31, 2025 primarily due to a discrete benefit arising from the Company’s reassessment of deferred tax asset realizability following the Recombination. The effective tax rate differed from the U.S. federal statutory rate for the year ended December 31, 2024 of 21.0% primarily due to utilization of net operating losses and tax credits related to our research and development activities. Refer to Note 13 in the Consolidated Financial Statements for further details.
Noncontrolling Interests in Consolidated Subsidiaries
Third-party investors hold interests in entities that we consolidate, and to whom we allocate the net income or loss of those entities. During the years ended December 31, 2025 and 2024, we allocated aggregate net income or loss to those third-party investors.

Changes in Financial Position
The following table sets forth a summary of selected line items from our Consolidated Balance Sheets for the periods indicated, and the changes between such periods. These selected line items have been prepared on the same basis as our Consolidated Financial Statements. In the opinion of management, the financial information set forth in the table below reflects all normal recurring adjustments necessary for the fair statement of changes in the selected line items for these periods. The following selected line items should be read together with our Consolidated Financial Statements and related notes.

(In thousands, except percentages)	December 31, 2025	December 31, 2024	$ Change	% Change
ASSETS
Current assets:
Cash and cash equivalents(A)	$1,198,141	$289,670	$908,471	313.6%
Restricted cash	68,637	57,777	10,860	18.8
Loans held for sale, at fair value	404,337	395,922	8,415	2.1
Digital assets(A)	96,558	75,448	21,110	28.0
Accounts receivable, net	52,016	20,998	31,018	147.7
Loan servicing asset, at fair value	113,064	88,497	24,567	27.8
Marketable securities, at fair value	273,151	163,489	109,662	67.1
Digital assets, non-current	3,644	9,704	(6,060)	(62.4)
LIABILITIES
Current liabilities:
Payables to third-party loan owners	383,772	212,619	171,153	80.5
Debt, current	160,959	305,294	(144,335)	(47.3)
Debt, current to related parties	166,135	—	166,135	n.m.
Other current liabilities	105,642	70,401	35,241	50.1
Debt, non-current	230,143	167,882	62,261	37.1
(A) During the current period, we reclassified payment stablecoins from “Digital assets” to “Cash and cash equivalents”. Prior period amounts have been recast to conform to the current period presentation. This reclassification resulted in an increase to “Cash and cash equivalents” and a corresponding decrease to “Digital assets” of $2.4 million as of December 31, 2024. For further information, see Note 2, Change in Accounting Principle, to the Consolidated Financial Statements.
Assets
Cash, cash equivalents and restricted cash
Cash and cash equivalents increased by $908.5 million, or 313.6%, as of December 31, 2025, compared to December 31, 2024, and restricted cash increased $10.9 million, or 18.8%. Refer to “—Liquidity and Capital Resources—Cash Flows” for the drivers in the change of cash, cash equivalents and restricted cash provided by operating, investing and financing activities during the period.
Loans held for sale, at fair value
Loans held for sale, at fair value increased by $8.4 million, or 2.1%, as of December 31, 2025, compared to December 31, 2024, primarily due to originations of $3.7 billion and purchases of $3.3 billion offset by loan sales, net of repurchases, of $6.5 billion and principal payments of $460.3 million. We generally hold loans for a short period of time and the timing of loan sales and securitizations may impact the amounts carried at each period-end. Typically, the loan volumes we experience include seasonal variation that impact the growth of loans on our balance sheet during a fiscal year. Additionally, we anticipate activity on our Connect platform to grow, which may reduce the quantity of loans that we carry on our balance sheet over time.
Digital assets, current and non-current
Digital assets, current and non-current, increased $15.1 million, or 17.7%, as of December 31, 2025, compared to December 31, 2024, which represents the change in digital assets we hold for sale and the gross change of digital assets we hold as collateral. We recognize offsetting liabilities and changes thereon for digital assets held as collateral and do not record any net assets, gains, or losses thereon unless we are unable to liquidate collateral timely and are otherwise unable to collect amounts owed. We have not experienced any such losses to date.

Digital assets held as collateral, gross of offsetting liabilities, decreased $11.9 million during the year ended December 31, 2025, due to a decrease of $3.5 million in Bitcoin holdings as a result of decreases in both the quantity and price of Bitcoin, and an $8.4 million decrease in Ethereum holdings, also due to decreases in both the quantity and price of Ethereum.
Digital assets held at fair value increased $16.7 million at December 31, 2025 primarily due to new holdings in Kamino Liquidity Pools of $23.5 million that were not held as of December 31, 2024, partially offset by a decrease in both the quantity and price of Solana holdings of $7.1 million compared to the prior year.
Digital assets held at cost increased $10.2 million at December 31, 2025 primarily due to a $10.2 million increase in HASH as a result of the settlement of the Provenance Blockchain Foundation related party loan in HASH.
See Note 3 in the Consolidated Financial Statements for further discussion on digital assets.
Accounts receivable, net
Accounts receivable, net increased $31.0 million, or 147.7%, as of December 31, 2025 compared to December 31, 2024, primarily driven by a $28.5 million increase in trade accounts receivable, which is driven by overall increased Partner-branded volume. Management continues to monitor customer credit exposure and collection trends.
Loan servicing asset, at fair value
Loan servicing asset, at fair value, increased $24.6 million, or 27.8%, as of December 31, 2025 compared to December 31, 2024, reflecting a $60.7 million increase, or 20.1%, in the unpaid principal balance of loans serviced during the year ended December 31, 2025, partially offset by a $28.2 million decrease in servicing fee collections and a $7.9 million reduction in the estimated fair value of servicing assets held based upon changes in valuation assumptions. See Note 4 in the Consolidated Financial Statements for further discussion on loan servicing assets.
Marketable securities, at fair value
Marketable securities, at fair value increased $109.7 million, or 67.1%, as of December 31, 2025, compared to December 31, 2024, primarily due to an increase in the volume of new securitizations that closed during the year in which the Company generally retained 5% of the total fair value contributed into securitizations, in the form of marketable securities. The newly retained marketable securities are partially offset by the scheduled paydown of existing marketable securities.
Liabilities
Payables to third-party loan owners
Payables to third-party loan owners increased $171.2 million, or 80.5%, as of December 31, 2025, compared to December 31, 2024, due to an increase in our servicing portfolio. The overall balance may fluctuate based on timing of collections and payments to third-party loan owners.
Debt, current and non-current
Total current debt, including related party, increased by $21.8 million, or 7.1%, primarily due to the $40.0 million debt to Lender 1 for the MSR financing becoming current as of December 31, 2025, compared to December 31, 2024. Debt, non-current increased by $62.3 million, or 37.1%, primarily due to the increase in financed retained interests primarily as a result of new securitizations that closed during the quarter.
Other current liabilities
Other current liabilities increased $35.2 million, or 50.1%, as of December 31, 2025 compared to December 31, 2024, primarily driven by a $22.5 million increase in liabilities due to the growth of deposit activity on Democratized Prime, a $9.2 million liability related to participation in Kamino liquidity pools, and an $11.0 million increase in payables related to loan purchases from partners. This was partially offset by a decrease of $11.9 million on crypto collateral held due to a decrease due to both the quantity and price of crypto assets held as collateral.

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
As of December 31, 2025, we had $1.2 billion in cash and cash equivalents, $68.6 million in restricted cash, $47.6 million in digital assets, excluding digital assets held as collateral, and approximately $1.8 billion in available Funding Debt capacity, excluding purchase commitments from third-party loan buyers. As of December 31, 2024, we had $289.7 million in cash and cash equivalents, $57.8 million in restricted cash, $20.7 million in digital assets held, excluding digital assets held as collateral, and $1.3 billion in available Funding Debt capacity, excluding purchase commitments from third-party loan buyers. Our restricted cash primarily relates to cash held by us on behalf of third-party loan sellers or buyers that represent collection of principal and interest from loan borrowers that we remit to those third parties as servicer of those loans.
Based on our current business plan and revenue prospects, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, and our available Funding Debt capacity will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months from the date of this Annual Report. Beyond the next 12 months, we expect our long-term liquidity needs to consist primarily of working capital requirements and ongoing investments to support growth. We intend to maintain a strong liquidity position to provide flexibility to pursue strategic opportunities and manage potential variability in operating cash flows. As a result, we do not currently expect to require additional external financing to support our business operations over the long term.
Other Funding Sources
In connection with asset-backed securitizations, we sponsor and establish trusts (deemed to be VIEs) to ultimately purchase loans facilitated by our platform. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. We consolidate securitization VIEs when we are deemed to be the primary beneficiary and therefore have the power to direct the activities that most significantly affect the VIEs’ economic performance and a variable interest that could potentially be significant to the VIE. Where we consolidate the securitization trusts, if any, the loans held in the securitization trusts are included in loans held for investment, and the notes sold to third-party investors are recorded in notes issued by securitization trusts in the consolidated balance sheets. We did not consolidate any securitization VIEs at December 31, 2025 or December 31, 2024. Refer to Note 9 in the Consolidated Financial Statements for further details.
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
Borrowing capacity of committed debt facilities as of December 31, 2025 include the following:

	December 31, 2025
(In thousands)	Final Stated Maturity	Borrowing Capacity	Balance Outstanding	Available Financing
Funding Debt:
Warehouse Facility 2	May 2026	$150,000	$2,904	$147,096
Warehouse Facility 4	January 2026	335,300	7,039	328,261
REIT Warehouse	December 2026	200,000	750	199,250
Warehouse Facility 6	May 2026	250,000	—	250,000
Warehouse Facility 10	April 2026	300,000	1,700	298,300
Warehouse Facility 11	June 2027	300,000	6,063	293,937
Digital Asset Loan Facility	October 2026	30,000	3,097	26,903

MSR financing:
Lender 1	June 2026	40,000	40,000	—

Financed retained interests:
Retained Interest Facility	Various	500,000	231,633	268,367
		$2,105,300	$293,186	$1,812,114
Refer to Note 6 in the Consolidated Financial Statements for further details on our Warehouse Facilities and borrowing capacity.
Other than as noted above, our warehouse credit facilities bear floating interest rates, are payable on a monthly basis, and contain certain financial covenants, such as minimum tangible net worth, minimum liquidity, maximum leverage ratios, required range of net income or loss during specified periods, and periodic financial reporting requirements. Failure to comply with these covenants may result in an acceleration of payment on outstanding principal and accrued interest. As of December 31, 2025 and 2024 we were in compliance with the applicable covenants under each of our warehouse credit facilities. Our future capital requirements will depend on many factors, including, but not limited to, our continued access to debt facilities on terms that are favorable to us, our growth, our ability to attract and retain customers, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. From time to time, we may explore additional financing sources and means to lower our cost of capital, which could include equity, equity-linked, and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted.

Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Years Ended December 31,
(In thousands)	2025	2024
Net cash provided by (used in) operating activities(A)	$62,568	$(127,012)
Net cash used in investing activities(A)(B)	(61,275)	(37,445)
Net cash provided by financing activities	918,038	336,124
(A) During the current period, we corrected the prior period presentation of retained beneficial interests in loan securitization transactions in the Consolidated Statements of Cash Flows. This correction resulted in a net increase to operating activities of $9.0 million and a net decrease to investing activities of $9.0 million for the year ended December 31, 2024. For further information, see Note 2 to the Consolidated Financial Statements.
(B) During the current period, we reclassified USDC stablecoins from “Digital assets” to “Cash and cash equivalents” on the Consolidated Balance Sheets. Prior period amounts have been recast to conform to the current period presentation. This reclassification resulted in a net increase to investing activities on the Consolidated Statements of Cash Flows of $2.4 million for the year ended December 31, 2024 and a corresponding increase to Cash and Cash Equivalents. For further information, see Note 2 to the Consolidated Financial Statements.
Net Cash from Operating Activities
Net cash provided by operating activities was $62.6 million for the year ended December 31, 2025, which consisted of net income of $134.3 million, working capital adjustments of $56.6 million, and non-cash adjustments of $(128.3) million. The working capital adjustments were driven by proceeds from loan sales, net of repurchases of $6.6 billion and principal payments on loans held for sale of $429.2 million, partially offset by originations of loans held for sale of $3.6 billion and purchases of loans held for sale of $3.3 billion. Additionally, working capital adjustments were impacted by accounts receivable of $33.0 million. The non-cash adjustments were primarily driven by gain on sale of loans, net, of $173.7 million, gains on servicing assets, net, of $24.6 million, and deferred income taxes of $26.0 million, partially offset by $62.4 million in stock based compensation, $16.3 million in amortization of internally developed software, and services exchanged for the issuance of warrants of $9.5 million.
Net cash used in operating activities was $127.0 million for the year ended December 31, 2024, which consisted of net income of $19.9 million, working capital adjustments of $(51.2) million, and non-cash adjustments of $(95.7) million. The working capital adjustments were driven by originations of loans held for sale of $3.2 billion and purchases of loans held for sale of $2.0 billion, partially offset by proceeds from loan sales, net of repurchases of $4.7 billion and principal payments on loans held for sale of $422.9 million. The non-cash adjustments were primarily driven by gain on sale of loans, net, of $140.4 million, and gains on servicing assets, net, of $32.6 million, partially offset by $38.7 million in stock based compensation, $17.1 million in amortization of internally developed software, $8.6 million related to impairment of internally developed software costs, losses on repurchased loans of $8.2 million, and services exchanged for the issuance of warrants of $6.6 million.
Net Cash from Investing Activities
Net cash used in investing activities was $61.3 million for the year ended December 31, 2025, primarily due to $102.2 million in purchases of marketable securities and $5.7 million in purchases of digital assets, partially offset by $63.9 million of principal payments on marketable securities and $11.3 million of proceeds from digital asset sales. Additionally, investing activities included $20.6 million in capitalization of internally developed software costs and $6.3 million of realized losses on futures.
Net cash used in investing activities was $37.4 million for the year ended December 31, 2024, primarily due to $25.2 million in purchases of marketable securities and $11.6 million in purchases of digital assets, partially offset by $15.3 million of principal payments on marketable securities and $3.3 million of proceeds from digital asset sales. Additionally, investing activities included $16.6 million in capitalization of internally developed software costs.
Net Cash from Financing Activities
Net cash provided by financing activities was $918.0 million for the year ended December 31, 2025, during which we received proceeds from debt of $6.0 billion, partially offset by $6.0 billion related to principal payments on debt. We raised $663.4 million from the issuance of common stock in connection with the IPO, net of offering costs. Additionally, financing activities were impacted by $167.2 million in proceeds from servicing activity on behalf of third-party loan owners, and $12.8 million in proceeds from stock option exercises.

Net cash provided by financing activities was $336.1 million for the year ended December 31, 2024, during which we received proceeds from debt of $4.6 billion, partially offset by $4.4 billion related to principal payments on debt. Additionally, financing activities were impacted by $81.9 million in proceeds from servicing activity on behalf of third-party loan owners, and $71.8 million in proceeds from the issuance of preferred stock.
Other Changes in Financial Position
Noncontrolling interest in consolidated subsidiaries was $8.4 million at December 31, 2025, an increase of $0.1 million from December 31, 2024, primarily due to an increase in net income attributable to the noncontrolling interest.
Other Factors Affecting Liquidity and Capital Resources
Operating Lease Obligations
Our operating lease obligations consist of our lease of real property from third parties under noncancellable operating leases, including the lease of its current office spaces. Operating lease expense for our office space was $2.7 million and $2.8 million for the years ended December 31, 2025 and 2024, respectively. Our office leases are scheduled to expire between 2026 and 2031.
Available Liquidity and Capital Resources
As of December 31, 2025, our cash, cash equivalents, and restricted cash was $1.3 billion, which included $364.9 million of cash held for the benefit of third parties. As of December 31, 2024, our cash, cash equivalents, and restricted cash was $347.4 million, which included $198.8 million of cash held for the benefit of third parties. The restricted cash held by us primarily relates to cash held by us on behalf of third-party loan sellers or buyers that represent collection of principal and interest from loan borrowers that we remit to those third parties as servicer of those loans.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures used by our management to evaluate operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In addition, these measures provide useful information for period-to-period comparisons of our business, as it removes the effect of certain non-cash items, variable charges, non-recurring items, unrealized gains or losses or other similar non-cash items that are included in net income or expenses associated with the early stages of the business that are expected to ultimately terminate, pursuant to the terms of certain existing contractual arrangements or expected to continue at levels materially below the historical level, or that otherwise do not contribute directly to management’s evaluation of its operating results. Adjusted EBITDA is defined as net income excluding interest expense incurred in connection with our debt obligations other than debt associated with our funding of loans held for sale, income taxes, amortization and depreciation expense, stock-based compensation expense, non-cash changes in certain financial instruments, and other items that management has determined are not reflective of our operating performance. Adjusted

EBITDA Margin is calculated as Adjusted EBITDA divided by total net revenue. The most directly comparable GAAP measure is net income margin (calculated as net income divided by total net revenue).

The following table presents a reconciliation of net revenue to adjusted net revenue, net income to adjusted EBITDA, and net income margin to adjusted EBITDA margin for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(In thousands)	2025	2024
Total net revenue	$506,865	$340,885
Plus: Valuation changes in fair value of MSRs	7,939	(1,703)
Adjusted net revenue	$514,804	$339,182

Net income	$134,281	$19,915
Plus: Valuation changes in fair value of MSRs	7,939	(1,703)
Plus: Change in fair value of digital assets and related investments	12,417	(10,674)
Plus: Impairment of capitalized software	—	8,591
Plus: Impairment of digital assets	—	5,859
Plus: Other asset impairment charge	—	4,970
Plus: Services exchanged for issuance of warrants	9,499	6,584
Plus: Registration costs	6,312	—
Plus: Restructuring costs	3,988	2,498
Plus: Stock-based compensation expense	62,922	38,726
Plus: Amortization of internally developed software costs	16,254	17,113
Plus: Non-funding interest expense	18,151	7,387
Plus: Income tax provision	(20,606)	2,177
Adjusted EBITDA	$251,157	$101,443
Net income margin	26.5%	5.8%
Adjusted EBITDA margin	48.8%	29.9%
Critical Accounting Policies and Estimates
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with GAAP and include the accounts of our company and our subsidiaries. Our subsidiaries are entities in which our company holds, directly or indirectly, more than 50% of the voting rights or where it exercises control. All intercompany accounts and transactions have been eliminated.
As detailed in Note 1 of the Consolidated Financial Statements, the Recombination that was effective on August 29, 2025 recombined FTI and FMH through a series of transactions and FMH became a wholly-owned subsidiary of FTI. The Recombination was a reorganization of entities under common control as FTI and FMH were owned, either directly or indirectly, by the Controlling Party before and after the Recombination. As a result, the Recombination is accounted for in a manner similar to a pooling of interests with the assets and liabilities of the parties to the Recombination carried over at their historical amounts. Therefore, the Consolidated Financial Statements have been retrospectively recast to reflect the results as if FTI and FMH were a single consolidated entity as of the earliest period presented.
The preparation of the Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, operating results, and cash flows will be affected.
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For more information, see Note 2 to our Consolidated Financial Statements.

Valuation of Loans, Securities, and Servicing Assets
Details of our processes for determining fair value are set out in Note 2 of our Consolidated Financial Statements. Estimating fair value requires the application of significant judgment. The type and level of judgment required is largely dependent on the amount of observable market information available to us. Assets and liabilities valued using internally developed valuation models and other valuation techniques that use significant unobservable inputs are classified at level 3, the lowest level in the fair value hierarchy defined under GAAP, and judgments used to estimate fair value of those assets and liabilities are more significant than those required when estimating the fair value of assets and liabilities classified within levels 1 and 2.
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
Refer to Note 2 of our Consolidated Financial Statements for a further discussion of the valuation of level 3 instruments, including unobservable inputs used, and Note 12 of our Consolidated Financial Statements for quantification of the significant inputs used to value level 3 assets and liabilities, as well as sensitivities of their effects on fair value.
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
Equity-Based Compensation
We grant equity-based compensation awards that vest contingent upon time-based service and/ or performance conditions based upon a qualifying sale of our equity, achieving certain contractual thresholds, or market conditions tied to our share price. We generally expense the grant-date fair value of these equity-based compensation awards over the required service period, but not before we deem applicable performance conditions probable. As awards with a market condition have the market condition incorporated into the fair value, we recognize the full compensation cost (based on grant-date fair value) over the service period, even if the market condition is ultimately not achieved.
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
Consolidation of VIEs
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

Emerging Growth Company Status
As an “Emerging Growth Company,” the JOBS Act allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to use this extended transition period under the JOBS Act. As a result, our Consolidated Financial Statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors.
Recent Accounting Pronouncements
See Note 2 to our Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the dates of the statement of financial position.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates, commodity prices, equity prices, and other market-based risks. The primary market risks that we are exposed to are interest rate risk, prepayment speed risk, credit spread risk and credit risk through loans and securities held on our Consolidated Balance Sheets, access to the securitization markets, investor demand for loans facilitated through our platform, and availability of funding under our current credit facilities. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. All of our market risk sensitive assets, liabilities and derivative positions are for non-trading purposes only. Our inability or failure to manage market risks could harm our business, financial condition, or results of operations. For a further understanding of how market risk may affect our financial position or results of operations, please refer to “Critical Accounting Policies and Estimates.”
Credit Risk
Credit risk refers to the risk of loss arising from individual customer default due to inability or unwillingness to meet their financial obligations during the period that we own the loans. The performance of certain financial instruments, including loans, on our Consolidated Balance Sheets are dependent on the credit performance of loans facilitated by us. To manage this risk, we use software technology to actively monitor customer payment performance and upon delinquency or signs of a delinquency, troubleshoot payment issues and engage in customer communication to encourage timely payments. We actively monitor the payments made by borrowers on our loans, and via third-party data we also monitor the payment and delinquency activity of loans in the first-lien position on the properties for which our loans are in the second- or third-lien position. We also monitor the balances of the loans in the first-lien position to determine the amount of equity available in the home, which impacts our credit risk management strategy. Many of our origination partners have their loans serviced by us, and therefore these loans benefit from the same credit risk monitoring technology and procedures.
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
Our investment portfolio consists primarily of cash and cash equivalents, including money market funds which are held for working capital and liquidity purposes and are predominantly short-term in nature. These instruments bear interest at prevailing market rates, are highly liquid and, as such, our exposure to interest rate changes on these instruments is limited and would not result in a material impact on our consolidated financial statements.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KPMG LLP Suite 1400 55 Second Street San Francisco, CA 94105
Report of Independent Registered Public Accounting Firm
To the Board of Directors of
Figure Technology Solutions, Inc:
To the Board of Directors Figure Technology Solutions, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Figure Technology Solutions, Inc. and subsidiaries (the Company) as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for payment stablecoins to classify them to cash equivalents as of December 31, 2023 and December 31, 2024.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2022.

San Francisco, California
March 13, 2026

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,198,141	$289,670
Restricted cash	68,637	57,777
Loans held for sale, at fair value	404,337	395,922
Digital assets ($84,867 and $73,942 at fair value)	96,558	75,448
Accounts receivable, net	52,016	20,998
Other current assets	41,518	14,875
Total current assets	1,861,207	854,690
Loan servicing asset, at fair value	113,064	88,497
Marketable securities, at fair value	273,151	163,489
Digital assets, non-current	3,644	9,704
Loan to related parties	—	9,372
Deferred income taxes, net	26,037	—
Other non-current assets	40,420	33,826
Total assets	$2,317,523	$1,159,578
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,501	$37,217
Payables to third-party loan owners	383,772	212,619
Debt, current ($100,519 and $— at fair value)	160,959	305,294
Debt, current to related parties ($166,135 and $— at fair value)	166,135	—
Other current liabilities	105,642	70,401
Total current liabilities	846,009	625,531
Debt, non-current	230,143	167,882
Lease liability, non-current	4,173	2,790
Total liabilities	1,080,325	796,203
Stockholders' equity:
Convertible preferred stock — no shares authorized, issued and outstanding at December 31, 2025; $0.00001 par value per share: 115,983,447 shares authorized, 111,900,495 shares issued and outstanding at December 31, 2024, liquidation preference $528,566,000	—	2
Common stock — no shares authorized, issued and outstanding at December 31, 2025; $0.00001 par value per share: 240,820,153 shares authorized, 69,300,284 issued and outstanding at December 31, 2024	—	2
Preferred stock — $0.0001 par value per share: 100,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and 2024	—	—
Class A common stock — $0.0001 par value per share: 1,000,000,000 shares authorized, 178,485,407 shares issued and outstanding at December 31, 2025; no shares authorized, issued and outstanding at December 31, 2024	19	—
Class B common stock — $0.0001 par value per share: 200,000,000 shares authorized, 37,893,047 shares issued and outstanding at December 31, 2025; no shares authorized, issued and outstanding at December 31, 2024	4	—
Blockchain common stock — $0.0001 par value per share: 500,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and 2024	—	—
Additional paid-in capital	1,415,804	675,945
Accumulated deficit	(186,993)	(320,851)
Total Figure Technology Solutions, Inc. stockholders' equity	1,228,834	355,098
Noncontrolling interests in consolidated subsidiaries	8,364	8,277
Total stockholders' equity	1,237,198	363,375
Total liabilities and stockholders' equity	$2,317,523	$1,159,578

The accompanying notes are an integral part of these Consolidated Financial Statements.

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Net revenue:
Ecosystem and technology fees	$120,808	$28,314	$10,628
Servicing fees	31,540	25,245	18,620
Interest income	74,810	48,207	48,155
Origination fees	72,536	64,867	58,546
Gain on sale of loans, net	180,024	140,353	50,343
Gain on servicing asset, net	24,567	32,637	22,083
Other revenue	2,580	1,262	1,174
Total net revenue	506,865	340,885	209,549
Expenses:
General and administrative	131,971	104,251	58,794
Technology and product development	64,922	62,657	49,154
Operations and processing	65,056	44,452	38,930
Sales and marketing	76,094	55,657	52,761
Interest expense	48,870	56,415	49,200
Other expense	2,425	8,218	10,148
Total expenses	389,338	331,650	258,987
Operating income (loss)	117,527	9,235	(49,438)
Other (expense) income, net	(3,852)	12,857	(2,903)
Income (loss) before income taxes	113,675	22,092	(52,341)
Income tax (benefit) provision	(20,606)	2,177	102
Net income (loss)	134,281	19,915	(52,443)
Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries	423	2,701	(4,508)
Net income (loss) attributable to Figure Technology Solutions, Inc.	$133,858	$17,214	$(47,935)

Net income (loss) per share of Class A and Class B common stock
Basic	$0.54	$—	$(0.93)
Diluted	$0.44	$—	$(0.93)
Weighted-average Class A and Class B common shares outstanding
Basic	114,435,259	65,020,119	51,305,065
Diluted	141,802,002	72,637,457	51,305,065
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Figure Technology Solutions, Inc. Stockholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	104,575,110	$1	51,035,303	$1	—	$—	—	$—	540,540	$(289,823)	$250,719	$9,500	$260,219
Exercise of stock options and warrants	—	—	582,905	—	—	—	—	—	1,143	—	1,143	—	1,143
Stock compensation expense	—	—	—	—	—	—	—	—	13,450	—	13,450	—	13,450
Dilution	—	—	—	—	—	—	—	—	—	(307)	(307)	361	54
Net loss	—	—	—	—	—	—	—	—	—	(47,935)	(47,935)	(4,508)	(52,443)
Balance at December 31, 2023	104,575,110	1	51,618,208	1	—	—	—	—	555,133	(338,065)	217,070	5,353	222,423
Issuance and exchange of equity	—	—	16,498,104	1	—	—	—	—	—	—	1	—	1
Issuance of Series E preferred stock, net of issuance costs	7,325,385	1	—	—	—	—	—	—	71,773	—	71,774	—	71,774
Issuance of preferred stock warrants	—	—	—	—	—	—	—	—	9,542	—	9,542	—	9,542
Common stock repurchase and retirement	—	—	(186,054)	—	—	—	—	—	(1,001)	—	(1,001)	—	(1,001)
Exercise of stock options and warrants	—	—	1,370,026	—	—	—	—	—	3,037	—	3,037	—	3,037
Stock compensation expense	—	—	—	—	—	—	—	—	38,726	—	38,726	—	38,726
Noncontrolling interest investment in subsidiary	—	—	—	—	—	—	—	—	—	—	—	290	290
Dividends & redemptions of subsidiaries	—	—	—	—	—	—	—	—	(1,265)	—	(1,265)	(67)	(1,332)
Net income	—	—	—	—	—	—	—	—	—	17,214	17,214	2,701	19,915
Balance at December 31, 2024	111,900,495	$2	69,300,284	$2	—	$—	—	$—	$675,945	$(320,851)	$355,098	$8,277	$363,375
Vesting of preferred stock warrants	—	—	—	—	—	—	—	—	9,499	—	9,499	—	9,499
Exercise of stock options and warrants	2,010,410	1	1,006,731	—	1,238,709	2	—	—	12,756	—	12,759	—	12,759
Stock compensation expense	—	—	—	—	—	—	—	—	62,922	—	62,922	—	62,922

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)

Dividends & redemptions of subsidiaries	—	—	—	—	—	—	—	—	—	—	—	(436)	(436)
Other equity contributions	—	—	—	—	—	—	—	—	—	—	—	100	100
Settlement of restricted stock units	—	—	—	—	2,690,220	—	—	—	—	—	—	—	—
Issuance and conversion of common stock in connection with initial public offering, net of offering costs and commissions	—	—	(70,307,015)	(2)	98,538,620	10	—	—	654,682	—	654,690	—	654,690
Conversion of convertible preferred stock to common stock in connection with initial public offering	(113,910,905)	(3)	—	—	113,910,905	11	—	—	—	—	8	—	8
Conversion of Class A Common Stock to Class B Common Stock	—	—	—	—	(37,893,047)	(4)	37,893,047	4	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	133,858	133,858	423	134,281
Balance at December 31, 2025	—	$—	—	$—	178,485,407	$19	37,893,047	$4	$1,415,804	$(186,993)	$1,228,834	$8,364	$1,237,198
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Operating activities:
Net income (loss)	$134,281	$19,915	$(52,443)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on servicing asset, net	(24,567)	(32,637)	(22,083)
Gain on sale of loans, net	(173,732)	(140,353)	(50,343)
Loss (gain) on sale of digital assets	3,215	(10,381)	(4,689)
Income (loss) from fund and equity method investments	1,246	(3,466)	8,189
Amortization of deferred financing costs	1,020	1,035	330
Amortization of internally developed software	16,254	17,113	19,384
Impairment of internally developed software costs	—	8,591	—
Impairment of digital assets	—	5,859	572
Other asset impairment charge	—	4,970	—
Services exchanged for issuance of warrants	9,499	6,584	—
Noncash dissolution of subsidiary	—	—	402
Stock-based compensation expense	62,364	38,726	13,450
Losses on repurchased loans	2,425	8,218	10,148
Deferred income taxes, net	(26,037)	—	—
Net change in operating assets and liabilities:
Proceeds from loan sales, net of repurchases	6,617,808	4,666,503	3,255,155
Originations of loans held for sale	(3,620,890)	(3,164,966)	(1,981,195)
Purchases of loans held for sale	(3,269,400)	(1,974,701)	(1,541,757)
Principal payments on loans held for sale	429,151	422,910	315,274
Accounts receivable, net	(33,042)	(3,697)	(7,102)
Other assets	(28,097)	(11,382)	7,741
Accounts payable and other liabilities	(38,930)	14,147	(4,385)
Net cash provided by (used in) operating activities	62,568	(127,012)	(33,352)
Investing activities:
Capitalization of internally developed software costs	(20,649)	(16,628)	(17,262)
Investment contributions	(2,477)	(3,314)	—
Purchases of digital assets	(5,734)	(11,558)	(817)
Proceeds from sales of digital assets	11,347	3,279	—
Note receivable issued to related parties	—	(2,030)	(4,028)
Payment on note receivable from related parties	—	809	—
Realized losses on futures	(6,292)	—	—
Purchases of marketable securities	(102,174)	(25,222)	—
Proceeds from sale of marketable securities	—	872	602
Principal payments on marketable securities	63,907	15,347	3,882
Other investing activities	797	1,000	—
Net cash used in investing activities	(61,275)	(37,445)	(17,623)
Financing activities:
Proceeds from debt	5,886,495	4,623,817	2,781,230
Proceeds from debt, related party	152,139	—	10,000
Principal payments on debt	(5,953,760)	(4,438,785)	(2,768,598)
Principal payments on debt, related party	—	—	(10,000)
Payments of deferred financing costs	(1,319)	(2,083)	(616)
Proceeds from issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	663,443	—	—
Proceeds from servicing activity on behalf of third-party loan owners	167,202	81,881	52,974
Fees paid in connection with the initial public offering	(8,761)	—	—
Net Proceeds from issuance of preferred stock	—	71,775	—
Distributions to shareholders	—	(2,765)	—
Common stock repurchase and retirement	—	(1,001)	—
Proceeds from exercises of stock options	12,759	3,037	1,143
Other financing activities	(160)	248	(345)
Net cash provided by financing activities	918,038	336,124	65,788
Net increase in cash, cash equivalents, and restricted cash	919,331	171,667	14,813
Cash, cash equivalents, and restricted cash, beginning of period	347,447	175,780	160,967
Cash, cash equivalents, and restricted cash, end of period	$1,266,778	$347,447	$175,780

Supplemental cash flow disclosure:
Cash paid during the period for interest	$49,892	$55,107	$44,833
Cash paid during the period for income taxes	10,403	48	30

Non-cash investing and financing activities:
Non-cash principal payments on debt	$(14,513)	$—	$—
Non-cash principal payments on debt, related parties	(286)	—	—
Receipt of liquidity pool tokens	(25,073)	—	—
Sale of liquidity pool tokens	1,554	—	—
Related party debt issued at receipt of liquidity pool tokens	14,280	—	—
Loan to related party settlement	10,187	—	—
Right of use assets obtained in exchange for operating lease liabilities	2,765	—	—
Unrealized losses on futures	113	—	—
Distributions from Onshore Solana Fund	2,042	547	—
Stock-based compensation included in capitalized internally developed software	558	530	—
Marketable securities retained in securitization transactions	(54,874)	(116,335)	(42,061)
Transfers from held for investment to held for sale	—	58,835	53,241
Other non-cash investing and financing activities	—	25	399
Contribution from related party	—	1,500	—
Other capital contributions	—	2,958	—
Other capital charges	—	4,970	—
Transfers from held for sale to held for investment	—	—	22,279
The accompanying notes are an integral part of these Consolidated Financial Statements.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

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
In May 2025, both FTI and FMH redomiciled from the State of Delaware to the State of Nevada.
Recombination
On August 29, 2025 (“Recombination Date”), FTI and FMH recombined the businesses through a series of transactions (the “Recombination”) and FMH became a wholly-owned subsidiary of FTI. Approximately five outstanding shares of FMH common or preferred stock, options, or warrants converted into one share of common or preferred stock, options, or warrants of FTI (“Conversion Rate”). Upon the consummation of the Recombination, FTI changed its name to Figure Technology Solutions, Inc. (“FTS”).
The Recombination was a reorganization of entities under common control as FTI and FMH were owned, either directly or indirectly, by the Controlling Party before and after the Recombination. As a result, the Recombination is accounted for in a manner similar to a pooling of interests with the assets and liabilities of the parties to the Recombination carried over at their historical amounts. Therefore, the accompanying Consolidated Financial Statements have been retrospectively recast to reflect the results as if FTI and FMH were a single consolidated entity as of the earliest period presented.
Initial Public Offering (“IPO”)
On September 12, 2025, the Company completed its IPO of 36,225,000 shares of its Class A common stock, including 7,993,395 shares sold by selling stockholders and 4,725,000 sold by the Company pursuant to the exercise of the underwriters’ over-allotment option which was exercised in full, at a public offering price of $25.00 per share. The IPO resulted in net proceeds to the Company of $663.4 million after deducting the underwriting discounts and commissions and before deducting offering costs of $8.8 million, which were charged to additional paid-in capital as a reduction of the net proceeds received from the IPO.
In connection with the IPO, all shares of outstanding convertible preferred stock, including 2,010,410 shares of Series E preferred stock issued upon the exercise of outstanding warrants, automatically converted to 113,910,905 shares of Class A common stock, and a total of 39,393,047 shares of our Class A common stock held by the Controlling Party and his

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

permitted transferees were converted into an equivalent number of shares of Class B common stock, of which 1,500,000 shares were subsequently converted back to Class A and sold in connection with the IPO.
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
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial statements for the years ended December 31, 2025, 2024 and 2023 reflect the recast consolidated statements of FTS to give effect to the Recombination of entities under common control to the earliest period presented. The Consolidated Financial Statements include the accounts of the Company and the combined wholly-owned subsidiaries over which the Company controls significant operating, financial, and investing decisions of the entity as well as those entities deemed to be variable interest entities (“VIEs”) in which the Company is determined to have a controlling financial interest. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows have been included and are of a normal and recurring nature. All intercompany balances and transactions have been eliminated.
Change in Accounting Principle
Accounting for payment stablecoins
Effective December 31, 2025, the Company voluntarily elected to change its method of accounting for payment stablecoins to classify them as cash equivalents. The Company believes the reclassification of payment stablecoins to cash equivalents is preferable because it better reflects their economic substance and the manner in which it is utilized by the Company. Payment stablecoins are readily convertible to known amounts of cash, allowing for near-instant, one-to-one redemption of the payment stablecoins for U.S. dollars. Furthermore, the underlying reserves backing payment stablecoins, comprising cash in segregated accounts titled for benefit of payment stablecoin holders and a government money market fund that holds cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements, exhibit the risk and liquidity characteristics of cash equivalents as defined in ASC 230, Statement of Cash Flows.
This change in accounting principle has been applied retrospectively to all periods presented, including in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows and had no effect on previously reported total assets, total liabilities, equity, net income, or earnings per share for any period presented.
The following table presents the impact to the Consolidated Balance Sheets as a result of this change to the prior period:

	December 31, 2024
	As Reported	Adjustment	Recast
Cash and cash equivalents	$287,256	$2,414	$289,670
Digital assets	77,862	(2,414)	75,448
Total assets	$1,159,578	$—	$1,159,578
The following table presents the impact to the Consolidated Statements of Cash Flows as a result of this change to the year ended December 31, 2024; there was no impact to the Consolidated Statements of Cash Flows beyond the line items shown below. There was no impact to the year ended December 31, 2023.

	Year Ended December 31, 2024
	As Reported	Adjustment	Recast
Investing activities:
Purchases of digital assets	$(26,785)	$15,227	$(11,558)
Proceeds from sales of digital assets	16,092	(12,813)	3,279

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Change in Statement of Cash Flow Presentation Related to Retained Beneficial Interests in Loan Securitizations
The Company previously presented certain retained beneficial interests in loan securitization transactions within “Net cash provided by (used in) operating activities” on the Consolidated Statements of Cash Flows. The Company originates loans and sells or transfers loans into securitization vehicles while retaining beneficial interests. When the Company contributes loans to the securitization, it generally does not result in the receipt or payment of cash by the Company at the time of securitization.
Upon further assessment, the Company determined that the transfer of loans in securitization transactions and the related retention of beneficial interests should be disclosed as non-cash investing activities in accordance with ASC 230, Statement of Cash Flows. As a result, the Company corrected the presentation by removing the non-cash securitization activity from operating cash flows for the periods presented in these Consolidated Financial Statements. Additionally, the cash activity related to the purchases and sales of loans in securitization transactions has been reclassified from operating cash flows to investing cash flows for the periods presented in these Consolidated Financial Statements.
The correction did not impact the Company’s consolidated statements of operations, consolidated balance sheets, total cash, cash equivalents, or restricted cash. The correction represents a presentation reclassification only in the Consolidated Statements of Cash Flows.
The Company evaluated the materiality of this correction and concluded that it was not material to previously issued financial statements. Accordingly, the Company has revised the comparative cash flow presentation to reflect the corrected presentation. The non-cash securitization activity will be disclosed as a non-cash investing activity within the supplemental cash flow disclosures and the cash securitization activity will be disclosed as investing cash flows.
The following table presents the impact to the Consolidated Statements of Cash Flows as a result of the correction for the years ended December 31, 2024 and 2023; there was no impact to the Consolidated Statements of Cash Flows beyond the line items shown below.

	Year Ended December 31, 2024			Year Ended December 31, 2023
	As Reported	Adjustment	As Corrected	As Reported	Adjustment	As Corrected
Operating activities:
Proceeds from loan sales, net of repurchases	$4,782,838	$(116,335)	$4,666,503	$3,297,216	$(42,061)	$3,255,155
Purchases of marketable securities	(141,557)	141,557	—	(42,061)	42,061	—
Proceeds from sale of marketable securities	872	(872)	—	602	(602)	—
Principal payments on marketable securities	15,347	(15,347)	—	3,882	(3,882)	—
Net cash provided by (used in) operating activities	(136,015)	9,003	(127,012)	(28,868)	(4,484)	(33,352)
Investing activities:
Purchases of marketable securities	—	(25,222)	(25,222)	—	—	—
Proceeds from sale of marketable securities	—	872	872	—	602	602
Principal payments on marketable securities	—	15,347	15,347	—	3,882	3,882
Net cash used in investing activities(A)	(30,856)	(9,003)	(39,859)	(22,107)	4,484	(17,623)

Non-cash investing and financing activities:
Marketable securities retained in securitization transactions	$—	$(116,335)	$(116,335)	$—	$(42,061)	$(42,061)
(A) Net cash used in investing activities “As Corrected” represents the impact from this adjustment only and does not tie to the Consolidated Statements of Cash Flows for the year ended December 31, 2024 as it does not include the impact from the presentation change disclosed in “Change in Accounting Principle” in Note 2.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Emerging Growth Company
The Company is an “Emerging Growth Company” (“EGC”), as defined in Section 2(a)(19) of the Securities Act and modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an EGC can elect to opt out of the extended transition period and comply with the requirements that apply to non-EGCs, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when an accounting standard is issued or revised and it has different application dates for public and private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s Consolidated Financial Statements with another public company that is neither an EGC nor an EGC that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Consolidation
Variable Interest Entities
A VIE is a legal entity in which (i) equity at risk investors do not have the characteristics of a controlling financial interest, (ii) the entities do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or (iii) substantially all of the activities of the entity are performed on behalf of the party with disproportionately few voting rights. The Company’s variable interest arises from contractual, ownership, or other monetary interests in the entity, which change with fluctuations in the fair value of the entity’s net assets. A VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.
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
In circumstances where an entity does not have the characteristics of a VIE, the Company would consolidate the entity if the Company owns a majority of the equity interest and has control over significant operating, financial and investing decisions of the entity. For entities over which the Company exercises significant influence, but which do not meet the requirements for consolidation, the Company applies the equity method of accounting whereby it records its share of the underlying income of such entities. The Company records its share of income and losses in “Other (expense) income, net” in the Consolidated Statements of Operations. Distributions from equity method investments are classified as investing activities in the Consolidated Statements of Cash Flows.
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

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Management continually reconsiders whether the Company should consolidate a VIE or not; upon the occurrence of certain events, management will reconsider its conclusion regarding the status of an entity as a VIE. See Note 9 for additional information regarding the VIEs that the Company consolidates.
Noncontrolling Interests in Consolidated Subsidiaries
Noncontrolling interests represent the portion of subsidiaries’ net assets the Company consolidates but does not own. The Company recognizes each noncontrolling holder’s respective share of the net assets at the date of formation or acquisition. Noncontrolling interests are subsequently adjusted for the noncontrolling holder’s share of additional contributions, distributions, and their share of the net earnings or losses of each respective consolidated entity. The Company allocates net income or loss to noncontrolling interests based on the weighted-average ownership interest during the period. The net income or loss that is not attributable to the Company is reflected in “Net income (loss) attributable to noncontrolling interests in consolidated subsidiaries” in the Consolidated Statements of Operations. The Company does not recognize a gain or loss on transactions with a consolidated entity in which it does not own 100% of the equity, but the Company reflects the difference in cash received from, or paid to, the noncontrolling interests as adjustments to its carrying amount offset by additional paid-in-capital adjustments.
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
The CODM evaluates performance and allocates resources using consolidated net income (loss) as reported in the Consolidated Statements of Operations. Significant expense categories and revenue streams reviewed by the CODM are presented on the face of the Consolidated Statements of Operations. The CODM does not review assets, liabilities, or capital expenditures at a more granular level; accordingly, no such disclosures are presented. Total consolidated assets are presented on the Consolidated Balance Sheets.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make subjective estimates, judgments, and assumptions that affect the reported amounts in these Consolidated Financial Statements and accompanying notes, including assets and liabilities, the disclosure of contingent assets and liabilities at the date of the Consolidated

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Financial Statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and estimates may change as the Company obtains new information. Management uses historical experience, current events, and other factors to develop estimates and assumptions that management reviews periodically. The Consolidated Financial Statements reflect the effects of estimate revisions in the period in which such revisions occur. Management believes that these estimates and assumptions provide a reasonable basis for the fair presentation of the Consolidated Financial Statements.
Significant estimates include the determination of the prepayment rates, discount rates, default rates, and servicing costs (as applicable) used in determining the fair value adjustments for loans held for sale, held for investment, and servicing assets; valuation allowance for deferred tax assets; fair value of warrants; stock-based compensation, including the grant date fair value of the related common stock and employee awards of the Company, and other employee-related costs; inputs for capitalized internal use software and the related useful life for amortization.
Fair Value
ASC 820, Fair Value Measurements (“ASC 820”), requires the categorization of the fair value of assets and liabilities into three broad levels that form a hierarchy based on the transparency of inputs to the valuation.

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
The Company follows this hierarchy for its assets and liabilities, with classifications based on the lowest level of input that is significant to the fair value measurement. The following summarizes the Company’s assets and liabilities within the fair value hierarchy at December 31, 2025 and 2024:

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Level	Assets and Liabilities	Measurement
1	Cash, cash equivalents and restricted cash	Estimates of fair value are measured using observable, quoted market prices, or Level 1 inputs.
	Digital assets and digital asset collateral held	Estimates of fair value are measured using observable, quoted digital asset prices within the Company’s principal market at the time of measurement as Level 1 inputs.
	Treasury Note Futures	Estimates of fair value are measured using observable, quoted market prices, or Level 1 inputs.
2	Cash equivalents	Estimates of fair value are based on quoted prices of similar assets.
	Marketable securities	Estimates of fair value are measured based upon observable market data of similar instruments.
	Certificate repayment obligation	Estimates of fair value are measured based upon observable market data of similar instruments.
3	Marketable Securities —Residual Interest Securities	Estimates of fair value are measured based upon discounted expected future cash flows arising from the securitization collateral cash flows after payments of principal and interest to senior noteholders and other fees, incorporating assumptions of scheduled principal and interest collections; prepayment and default rates; and debt-to-income and loan-to-value ratios.
	Loans	Estimates of fair value are measured based upon discounted expected future contractual loan cash flows, incorporating assumptions of scheduled principal and interest collections; prepayment and default rates; and debt-to-income and loan-to-value ratios.
	Loan servicing assets	Estimates of fair value are measured based upon discounted expected future cash flows arising from the market fees earned to service underlying similar loans, net of market servicing costs, of the forecasted loan balances, incorporating scheduled principal and interest collections as well as prepayment and default rates.
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
Fair Value Option — The fair value option election per ASC 825, Financial Instruments (“ASC 825”), provides the Company with an irrevocable option to elect fair value as an alternative measurement for selected financial instruments upon initial recognition of an asset or liability, which the Company is then required to carry at fair value and reflect changes thereon in earnings. The Company elected the fair value option for marketable securities, including retained security interests, publicly-traded face-amount certificate liabilities related to the interest-bearing stablecoin (“YLDS”), digital financial assets acquired and corresponding financial liabilities assumed in connection with secured borrowing transactions, and loans as management believes incorporating current market conditions in the carrying value of these financial instruments provides better information regarding the Company’s economic exposure to these assets.
Valuation Process — On a quarterly basis, with assistance from an independent valuation firm, management estimates the fair value of the Company’s Level 3 assets and liabilities. The Company’s determination of fair value is based upon the best information available for a given circumstance and may incorporate assumptions that are management’s best estimates after considering a variety of internal and external factors. When an independent valuation firm expresses an opinion on the fair value of an asset or liability in the form of a range, management selects a value within the range provided by the independent valuation firm to assess the reasonableness of management’s estimated fair value for that asset or liability. At

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

December 31, 2025, the Company’s valuation process for Level 3 measurements, as described below, was conducted internally or by an independent valuation firm and reviewed by management:
•Marketable Securities — Residual Interest Securities — Management generally classifies the Company’s investments in the residual interests of securitizations collateralized by loans as Level 3 assets in the fair value hierarchy given such assets lack sufficient observable market activity to classify as Level 2. The Company also holds marketable securities in certain securitizations with recent similar transactions in active markets to derive the fair value of those securities as Level 2 assets.
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
If the Company surrenders control of the financial assets, including legal isolation of the financial asset and ability of the transferee to pledge or exchange the transferred assets without constraint, the Company accounts for the transfer as a sale and (a) recognizes the financial and servicing assets it acquired or retained and the liabilities it has incurred, (b) derecognizes financial assets it has sold and liabilities extinguished, (c) recognizes a gain (loss) for the fair value of

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

servicing assets (liabilities), if any, obtained as “Gain on servicing asset, net” in the Consolidated Statements of Operations, and (d) for loans sold, recognizes a realized gain or loss for the difference between the cash proceeds from the sale of loans and the carrying value of the loans sold as “Gain on sale of loans, net” in the Consolidated Statements of Operations.
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
Derivatives
Treasury Note Futures Contracts
The Company enters into long and short treasury note futures contracts to manage its interest rate risk and, from time to time, enhance investment returns. The Company’s derivatives are recorded as either assets or liabilities in the Consolidated Balance Sheets and measured at fair value. The Company’s derivative financial instrument contracts are not designated as accounting hedges under GAAP; accordingly, all changes in fair value are recognized in earnings and are reported as adjustments to net income within operating cash flows in the Consolidated Financial Statements. Any results from settlement of non-designated hedging derivatives are included as realized gains or losses from futures in cash flows from investing activities. The Company estimates the fair value of its derivative instruments as described in Note 12 of these Consolidated Financial Statements.
The Company recorded aggregate net realized and unrealized gains (losses) for derivative assets and liabilities within “Gain on sale of loans, net” in the Consolidated Statements of Operations of $(6.2) million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. The Company did not have any outstanding futures contracts during the year ended December 31, 2023. Any results from the settlement of the Company derivative financial instruments are included as “Realized losses on futures” as an investing cash flow within the Consolidated Statements of Cash Flows.
The Company records derivative assets and liabilities within “Other current liabilities” and “Other current assets” in the Consolidated Balance Sheets. As of December 31, 2025 and December 31, 2024, we recorded the following balances, respectively:

	Notional	December 31, 2025	December 31, 2024
Other current asset:
Treasury note futures	$159,800	$442	$329
Other current liability:
Treasury note futures	$—	—	—
Net		$442	$329
Digital Asset Collateral
Digital asset collateral received in exchange for personal loans is evaluated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic (“ASC”) 815, Derivatives and Hedging (“ASC 815”) to assess whether such arrangements represent hybrid instruments containing embedded derivative features. The Company’s obligation to return such noncash collateral is therefore accounted for as a hybrid derivative instrument, that is not designated as a hedging instrument, and consists of (i) a liability host contract representing the Company’s obligation to return the crypto assets to the counterparty and (ii) an embedded derivative feature indexed to changes in the fair value of

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

the underlying crypto asset. The debt host contract and fair value of the embedded derivative are recorded in “Other current liabilities” on the Consolidated Balance Sheets. Changes in the fair value of the collateral asset are offset by changes in the fair value of the embedded derivative and are included within “Other (expense) income, net” and do not have a material effect on the Consolidated Statements of Operations.
The Company has elected the fair value option for its fiat-based loan arrangements, including digital asset-backed personal loans, in accordance with ASC 825. As a result of this election, the identified liability host contract is measured at fair value. In accordance with ASC 815-10, an embedded derivative is not required to be bifurcated from its host contract if the hybrid instrument is measured at fair value because the effects of changes in the fair value of the underlying crypto asset are already reflected in the overall fair value remeasurement of the obligation.
Personal loans are generally originated at loan-to-value (“LTV”) ratios ranging from approximately 50% to 75%. If LTV ratios increase beyond established thresholds, including as a result of declines in crypto asset prices, borrowers may be required to pledge additional collateral or the loans may be subject to liquidation in accordance with contractual terms. The collateral is in the Company’s control and the Company has the ability to rehypothecate, stake, lend or otherwise use for liquidity, trading or economic participation purposes; however, the Company does not have a practice of using the collateral for these purposes. The primary risks of the host contracts relate to credit exposure secured by the collateral, and changes in the value of the collateral affect only the performance of the lending arrangements through loan-to-value thresholds, margin requirements, and liquidation provisions.
Income Taxes
Income taxes are accounted for using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted statutory tax rates and laws applicable to future years in which those temporary differences are expected to be realized or recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as an income tax expense (benefit) in the period that includes the enactment date.
The Company records a valuation allowance to reduce deferred tax assets to the amount the Company believes is more-likely-than-not to be realized based on all positive and negative evidence, including consideration of historical and projected taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. If the Company determines all, or part of the net deferred tax assets are not realizable in the future, the Company will record an adjustment to the valuation allowance and a corresponding charge to earnings in the period such determination is made.
The Company recognizes the effect of income tax positions in the consolidated financial statements only if those positions are more-likely-than-not to be sustained upon audit. Recognized income tax positions are measured at the largest amount of tax benefit that is more than 50% likely to be realized upon settlement. Changes in recognition or measurement are recorded in the period in which the change in judgment occurs. The Company records interest and penalties, if any, on income tax uncertainties are classified within income tax expense in the income statement.
The Company determines on a regular basis the amount of undistributed earnings that will be indefinitely reinvested in non-US operations. This assessment is based on the cash flow projections and operational needs of our foreign subsidiaries. The Company intends to permanently reinvest all foreign earnings.
See Note 13 for additional information regarding the Company’s income taxes.
Balance Sheet Measurement
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid short-term investments with maturities less than 90 days when purchased to be cash equivalents, which are primarily money market funds, short dated treasury securities, overnight repurchase agreements and payment stablecoins for the Company. Substantially all amounts on deposit with federally insured financial

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

institutions exceed insured limits. Restricted cash represents cash held on behalf of third parties, primarily principal and interest collected on behalf of loan investors as part of the Company’s servicing operations and held in restricted accounts.
The Company considers payment stablecoins cash equivalents as they are readily convertible to known amounts of cash, allowing for near-instant, one-to-one redemption of the payment stablecoins for U.S. dollars. Furthermore, the underlying reserves backing payment stablecoins, comprising cash in segregated accounts titled for benefit of payment stablecoin holders and a government money market fund that holds cash, short-duration U.S. Treasuries, and overnight U.S. Treasury repurchase agreements, exhibit the risk and liquidity characteristics of cash equivalents as defined in ASC 230, Statement of Cash Flows.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Consolidated Balance Sheets to the total of the same amounts shown in the Consolidated Statements of Cash Flows:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$1,159,597	$287,256
Payment stablecoins	38,544	2,414
Restricted cash	68,637	57,777
Total cash, cash equivalents and restricted cash	$1,266,778	$347,447
Accounts receivable, net

The following table presents the components of “Accounts receivable, net” reported in the Consolidated Balance Sheets:

	December 31, 2025	December 31, 2024
Trade accounts receivable	$30,627	$2,159
Interest receivable	4,440	3,214
Subservicer receivable(A)	6,914	5,313
Other accounts receivable	10,355	10,312
Less: Allowance for credit losses	(320)	—
Accounts receivable, net	$52,016	$20,998
(A) Subservicer receivable consists of loan principal and interest payments collected on behalf of the Company by a subservicer that have not yet been remitted to the Company.
The Company recognizes an allowance for trade accounts receivable based on expected credit losses. The allowance for credit losses is measured based upon the lifetime expected credit loss which is based on the number of days that billings are past due, customer payment behavior, and other customer-specific information.
The Company is exposed to credit risk related to trade accounts receivable. In order to manage credit risk, the Company generally has the right to withhold amounts due from transaction proceeds paid to the customer. At December 31, 2025, trade accounts receivable from four customers individually accounted for approximately 28.8%, 18.6%, 16.8%, and 14.8% of trade accounts receivables. No other customer accounted for 10% or more of trade accounts receivable.
Investments
Marketable Securities
Upon securitization of loans that the Company originates or purchases in transactions that qualify as sales, the Company is required to retain a certain portion of the securitization trusts into which the loans are sold in the form of debt securities and/ or beneficial or other interests to satisfy risk retention regulations. In each case, the Company elected the fair value option, where applicable, for the securities and other interests acquired at the time of sale, and it carries those securities and other interests at their fair values. Realized and unrealized changes in fair value are recorded as components of “Gain on sale of loans, net” in the Consolidated Statements of Operations resulting in a total increase (decrease) of $3.9 million, $1.1 million and $(2.9) million for the years ended December 31, 2025, 2024, and 2023, respectively.
Digital Assets Held as Collateral
The Company holds digital assets held as collateral against personal loans that the Company originates. Recognized customer assets and liabilities comprise customer custodial funds and corresponding customer custodial liabilities that

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

represent the Company’s obligation to return these assets to customers. The digital asset collateral is recognized if the Company obtains control of the collateral. Certain other digital asset collateral is not within the Company’s control, and is therefore not recognized on the Company’s Consolidated Balance Sheets. While the collateral is in the Company’s control, the Company has the ability to use the collateral for loan, margin, rehypothecation, or other similar activities to which the Company or its affiliates are a party; however, the Company chooses not to do so without the customer’s consent.
Digital Assets Held
The Company holds and transacts in various digital assets which are homogeneous in their form and represent tokenized, blockchain-enabled technology with utility on distributed ledger networks. The Company’s digital assets are presented within “Digital assets” and “Digital assets, non-current” on the Consolidated Balance Sheets. Primarily, digital assets held by the Company represent contractual rights to receive cash or other financial assets and therefore fit the US GAAP definition of a financial instrument. Such financial instruments are classified as assets or liabilities and are accounted for in accordance with ASC 825 when the fair value option is elected, as well as other relevant US GAAP topics. Certain digital assets qualify for classification as crypto-assets under ASC 350-60, Crypto Assets (“ASC 350-60”), and are recorded and subsequently remeasured at fair value, with gains and losses recorded in earnings. Generally, realized gains and losses on disposition of digital assets held are recognized on a first-in-first-out basis which are influenced by the volume and mix of digital assets received and used, in addition to the timing of asset turnover. Cash flows from digital assets held are generally recorded as supplemental non-cash investing or financing activities in the Consolidated Statements of Cash Flows.
The Company participates in native staking activities when depositing certain crypto-assets directly into blockchain-native staking protocols. In these arrangements, the Company retains control of the deposited crypto-assets and may withdraw them at its discretion in accordance with protocol rules. Therefore, such assets are not derecognized and continue to be reported in “Digital assets” at fair value on the Company’s Consolidated Balance Sheets. Staking rewards earned from native staking activities are generated through participation in network validation and are recognized as “Other (expense) income, net” in the Consolidated Statements of Operations when earned and available. Staking rewards are not material for the years ended December 31, 2025 and 2024.
The Company deploys certain digital financial assets in the form of payment stablecoins into programmatic lending protocols that operate with native functionality. By supplying digital financial assets to lending pools, the Company participates as a liquidity provider and earns interest income based on overall utilization and prevailing protocol interest rates; as such, the Company retains unilateral rights to withdraw supplied assets at its discretion and subject to protocol withdrawal conditions. Therefore, the supplied assets remain reported within “Cash and cash equivalents” in the Consolidated Balance Sheets consistent with applicable accounting policy. Interest income earned in connection with participation in the protocol is recognized in “Other (expense) income, net” in the Consolidated Statements of Operations when earned.
The Company participates in decentralized liquidity protocols by supplying digital financial assets to liquidity pools in exchange for receipt tokens. These transactions are accounted for as secured borrowings under ASC 860, Transfers and Servicing, as the Company maintains effective control over the transferred assets. Digital financial assets in the form of payment stablecoins pledged as collateral remain classified within “Cash and cash equivalents”. The Company recognizes a financial digital financial asset for the receipt tokens received, classified within “Digital assets”, and a corresponding financial liability to redeem such tokens, classified within “Other current liabilities”. The Company has elected the fair value option under ASC 825 for both the receipt token assets and the related redemption liabilities. These instruments are initially measured at transaction price and subsequently remeasured to fair value at each reporting date. Unrealized gains and losses from remeasurement, including transaction-based fees earned by the pool, are recorded as adjustments to the carrying amounts of the asset and liability. In accordance with the economic substance of these arrangements, cumulative gains and losses are recognized in earnings upon redemption and final settlement of the liquidity position.
See Notes 3 and 12 for additional information regarding the Company’s investments and related valuation, respectively.
Servicing Rights
Servicing rights represent the contractual right to service the loan that the Company either originates and sells or purchases and sells. Upon loan sale, the Company recognizes a servicing asset at fair value, with realized and unrealized changes in fair value recorded as components of “Gain on servicing asset, net” in the Consolidated Statements of Operations. Realized gains (losses) on servicing rights represent the excess (deficient) expected benefits of servicing that are greater (less) than

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

market compensation for servicing obligations, based on the estimated fair value of servicing rights retained. Servicing rights are aggregated into pools as applicable, and each pool of servicing rights is accounted for in the aggregate as a servicing asset and reported as Loan servicing asset, at fair value in the Consolidated Balance Sheets.
After the sale of loans that the Company services, the Company recognizes the monthly contractual servicing fees it earns, gross of subservicing fees paid to a third party subservicer, based upon the unpaid principal balance (“UPB”) of the underlying loans as revenue, presented as “Servicing fees” in the Consolidated Statements of Operations.
See Notes 4 and 12 for additional information regarding the Company’s servicing rights and valuation, respectively.
Loans
The Company’s loan portfolio primarily consists of originated or purchased HELOC loans classified as held for sale when management intends to sell the loans. Additionally, the Company originates personal loans collateralized by digital assets. Upon origination or purchase, the Company elects the fair value option for all loans, except for those made to related parties, and carries those loans at their fair value. Realized and unrealized changes in fair value are recorded as components of “Gain on sale of loans, net” in the Consolidated Statements of Operations, resulting in a net gain (loss) of $3.7 million, $16.5 million and $(3.3) million for the years ended December 31, 2025, 2024 and 2023, respectively. Interest receivable of $4.4 million and $3.2 million as of December 31, 2025 and 2024, respectively, is recorded as a component of “Accounts receivable, net” in the Consolidated Balance Sheets.
The Company recognizes loan discounts, if any, on the loans it originates as “Origination fees” in the Consolidated Statements of Operations at time of origination.
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
Each of these borrowing arrangements are treated as collateralized financing transactions and carried at their contractual amounts, excluding accrued interest, as specified in the respective agreements. The carrying amount of the Company’s secured financing agreements and warehouse credit facilities approximates fair value as they are either short-term and/or mark-to-market facilities. The Company pledges certain securities, loans, or other assets as collateral under secured financing agreements and warehouse credit facilities with financial institutions, the terms and conditions of which are governed by each respective lender agreement. Such collateralized financing arrangements generally provide the counterparty the right to rehypothecate the underlying collateral, and the Company discloses in the notes to the financial statements the extent to which such collateral has been pledged. The related collateral and corresponding repurchase liabilities are presented on a gross basis in the financial statements whereby the repurchase liabilities equal the carrying value of the collateral, and any associated interest expense is recognized on a basis consistent with the Company’s other financing arrangements. If the collateral is rehypothecated, the counterparty is obligated to return substantially similar assets upon settlement of the repurchase agreement. The amounts available to be borrowed under repurchase agreements and warehouse credit facilities are dependent upon the fair value of the securities, or unpaid principal balance of loans pledged as collateral, which can fluctuate with changes in interest rates, type of security, and liquidity conditions within the banking, mortgage finance, and real estate industries. The Company manages credit, market, and liquidity risks related to these agreements by sourcing funding from a diverse group of counterparties, providing a range of assets as collateral, and actively monitoring and maintaining margin requirements.
The Company capitalizes and amortizes deferred debt facility costs incurred when entering financing agreements on a straight-line basis over the expected term of term facilities or weighted-average life of the expected principal repayments for revolving credit facilities. The Company recognizes amortization of deferred debt facility costs, as well as deferred amounts written off and contractual interest and fees owed as incurred, as interest expense in its Consolidated Statements of Operations, which does not materially differ from the effective interest method applied to such facilities.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Interest payable on debt of $1.4 million and $2.1 million as of December 31, 2025 and 2024, respectively, is recorded as a component of “Accounts payable and accrued liabilities” in the Consolidated Balance Sheets.
The Company also consolidates the Figure Certificate Company (“FCC”) that issues face-amount certificates that trade on blockchain as an interest-bearing stablecoin (“YLDS”), which the Company carries at fair value and expenses financing costs as incurred.
See Note 6 for additional information regarding the Company’s debt.
Other Assets and Liabilities
At December 31, 2025 and 2024, (a) Other current assets primarily included prepaid expenses, distressed asset claims, and exchange market loans receivable, and (b) Other non-current assets primarily included right-of-use lease assets, internally developed software, and other investments. At December 31, 2025 and 2024, Other current liabilities primarily included digital asset collateral repayment obligations, loan indemnification reserve, and other payables.
During the year ended December 31, 2024, the Company expensed $5.0 million of costs it capitalized as other assets in anticipation of raising capital once the Company determined that it was unlikely such costs would provide future benefit.
See Notes 3 and 12 for further information on the digital asset collateral repayment obligation.
Income Recognition
Revenue Recognition
The Company’s revenues are substantially comprised of ecosystem and technology fees, loan originations and sales gains or losses, interest income earned on those loans, and loan servicing.
Within Note 2, see “Loans” for a discussion of revenues recognized as “Origination fees” and “Gain on sale of loans, net”, and see “Servicing” for a discussion of revenue recognized as “Servicing fees” and “Gain on servicing asset, net”, respectively, in the Consolidated Statements of Operations.
Ecosystem and Technology Fees
The following table presents the components of “Ecosystem and technology fees” in the Consolidated Statements of Operations:

	Years Ended December 31,
	2025	2024	2023
Ecosystem and technology fees:
Technology offering fees(A)	$50,646	$20,188	$10,215
Ecosystem fees(B)	56,817	122	—
	107,463	20,310	10,215
Program fees(C)	13,345	8,004	413
Total ecosystem and technology fees	$120,808	$28,314	$10,628
(A)    Technology offering fees include fees that are accounted under ASC 606 as well as $20.6 million for the year ended December 31, 2025 that are in the scope of ASC 310. All technology fees recorded for the years ended December 31, 2024 and 2023 were within the scope of ASC 606.
(B)    Ecosystem fees include fees that are accounted for under ASC 606 as well as $26.9 million for the year ended December 31, 2025 that are in the scope of ASC 310. All ecosystem fees recorded for the years ended December 31, 2024 and 2023 were within the scope of ASC 606.
(C)    Program fees are not in the scope of ASC 606.
The Company recognizes ecosystem and technology fees in accordance with FASB ASC 606, Revenue from Contracts with Customers or ASC 310, Receivables. When the Company is contractually required to purchase a loan on which it earns ecosystem or technology fees, it recognizes the revenue in accordance with ASC 310 upon purchase, or origination if the loan seller originates a loan using the Company’s platform, as the Company elects the fair value option for those loans. When the Company does not purchase the loan, it recognizes the revenue in accordance with ASC 606 upon invoicing as the Company elected the practical expedient to recognize revenue in the amount to which the Company has the right to invoice.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

At the Company’s discretion and subject to its right of first refusal, the Company may purchase loans originated using its Technology Offering and account for such purchases in accordance with ASC 860, Transfers and Servicing, classified as Loans held for sale, at fair value in the Consolidated Balance Sheets as the Company intends to resell these loans to third-party loan investors while retaining servicing rights.
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
The Company bills a fixed percentage for each loan originated and generally bills associated fees on a monthly basis with customary payment terms. As such, the Company’s contracts with customers do not include a significant financing component.
Program Fees
The Company earns a fee for arranging and facilitating the transfer of financials assets through the securitization of HELOCs, for which the Company accounts under ASC 860. This fee is based on the outstanding principal balance of the transferred HELOC and is fully earned and paid on the securitization closing date.
Interest Income
The Company earns interest income primarily from the following sources:
•Loans — The Company accrues interest income on loans it holds based on the UPB outstanding at contractual interest rates, reported as “Interest income” in the Consolidated Statements of Operations. Loans are placed on nonaccrual status when they become 90 days past due (30 days past due for collateralized personal loans) or when management doubts full recovery of interest and principal. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. When a loan is placed on nonaccrual status, the accrued and unpaid interest is reversed as a reduction of interest income and accrued interest receivable. Interest income is subsequently recognized only to the extent cash payments are received or when the loan has been placed back in accrual status. Loans are restored to accrual status when the loan becomes current and management expects repayment of the remaining contractual principal and interest. The Company also recognizes cash received on non-accrual loans as interest income after all contractual principal is repaid or expects collection of the remaining UPB.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

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
•Cash and Cash Equivalents — The Company accrues interest income for cash held at depository institutions and investments in short-term instruments, such as money-market funds and U.S. Treasury Bills, and through repurchase agreements that are collateralized by U.S. Treasury Bills.
Other Revenue
Other revenue primarily consists of gains (losses) on the Company’s investments in certain entities and fees earned on marketing services provided for partners during the years ended December 31, 2025, 2024 and 2023. See Note 3 for additional information regarding the Company’s equity method investments.
Expense Recognition
Due to the nature of its business model, the Company does not present cost of revenue as a separate line item on the Consolidated Statements of Operations. Costs attributable to ASC 606 revenue generation are limited to those directly incurred as a result of revenue transactions accounted for in accordance with ASC 606 and are included within “Operations and processing”. Other costs, such as cloud hosting fees, amortization of capitalized software, and compensation are not considered cost of revenue as they are not incurred solely as a result of ASC 606 revenue-generating activity and would be incurred regardless of such transactions.
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
The Company issues stock options and RSUs to employees and non-employees, including directors and consultants. Stock options are initially measured at fair value at the date of grant using a Black-Scholes option-pricing model, and RSUs are measured at the fair market value of the Company’s common stock at the grant date.
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

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The Company elects to account for forfeitures as they occur.
See Note 7 for additional information regarding the Company’s stock-based compensation.
Software Costs
The Company incurs costs associated with the development, maintenance, purchase, and licensing of software. The Company expenses costs to maintain software, preliminary stage costs incurred before development commences, and other costs required by GAAP, presented as operating costs, aggregated by most closely associated functional group, in the Consolidated Statements of Operations. The Company capitalizes remaining costs as permitted by GAAP, including costs associated with substantively new software functionality for internal use and technologically feasible software for external use that the Company evaluates for impairment at least quarterly. Once internally-developed software is substantively complete and ready for intended use or upon release of software for external use, the Company amortizes capitalized costs over the estimated useful lives on a straight-line basis within “Technology and product development” expense in the Consolidated Statements of Operations as follows:

	Estimated Useful Life (Years)	December 31, 2025	December 31, 2024
Internally developed software	3	$101,873	$80,664
Accumulated amortization(A)		(73,704)	(57,503)
Net		$28,169	$23,161
(A)    The Company amortized $16.3 million, $17.1 million, and $19.4 million of capitalized internally-developed software costs during the years ended December 31, 2025, 2024 and 2023, respectively.

During the year ended December 31, 2024, the Company impaired and wrote-off $6.3 million of software it developed that it intended to use to offer equity management services, but that the Company did not ultimately offer, as well as $2.3 million of software it purchased to administer its exchange platform, but that the Company no longer planned to use as intended since the seller subsequently provided enhanced technology services that made the impaired software obsolete. Accordingly, the Company recognized an aggregate impairment of $8.6 million in “Other (expense) income, net” in the Consolidated Statements of Operations in connection with this software during the year ended December 31, 2024, respectively. The Company had no related impairments as of the year ended December 31, 2025.
Other Operational Costs
In addition to stock-based compensation and software costs, the Company primarily incurs costs related to salaries and bonuses of its employees that it accrues on a quarterly basis, or annually for bonuses based on annual service requirements, as well as costs it expenses as incurred, including advertising and promotion; loan underwriting, origination, and servicing; legal, audit, and other professional services; rent; and other general and administrative costs. Sales and marketing costs, including marketing services, direct mail, and digital advertising campaigns, are expensed as incurred. Sales and marketing costs for the years ended December 31, 2025, 2024 and 2023 were $76.1 million, $55.7 million, and $52.8 million, respectively, which included $63.9 million, $50.1 million and $46.5 million of advertising expense, respectively.
Other (expense) income, net
For the years ended December 31, 2025 and 2024, “Other (expense) income, net” included changes in the fair value of digital assets, realized gains and losses incurred on the sale of digital assets held for sale, gains on legal settlement, and impairment of internally developed software.
Recently Issued Accounting Standards
With the exception of those discussed below, there have not been recent changes in accounting pronouncements issued by the FASB that are applicable to, or adopted by, the Company during the year ended December 31, 2025.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Recently Adopted Accounting Standards
Credit Losses
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides all entities a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. In developing reasonable and supportable forecasts as part of estimating expected credit losses, all entities may elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company early adopted ASU 2025-05 as of October 1, 2025 on a prospective basis; adoption did not have a material impact on the Company’s Consolidated Financial Statements or related disclosures.
Recently Issued Accounting Standards Not Yet Adopted
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the applicability of interim reporting guidance, establishes a comprehensive list of interim disclosures required under GAAP, and introduces a disclosure principle requiring entities to disclose events occurring after the most recent annual reporting period that have a material impact on the entity. ASU 2025-11 also improves navigability by organizing interim disclosure requirements across the Codification and clarifies the form and content of interim financial statements, including the use of condensed statements and required accompanying notes. ASU 2025-11 is effective for interim reporting periods within annual periods beginning after December 15, 2027, for public business entities, and after December 15, 2028, for all other entities, with early adoption permitted. The Company is currently evaluating the effect of adopting ASU 2025-11 on its interim reporting disclosures.
In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans (“ASU 2025-08”), which introduces the concept of purchased seasoned loans and expands use of the gross-up approach to a broader population of acquired loans. Under the amendments, loans (other than credit cards) that are acquired without significant credit deterioration since origination and meet seasoning criteria are accounted for using the gross-up approach at acquisition (that is, recognition of an allowance for credit losses with a corresponding increase to amortized cost). A loan generally is considered seasoned if it is obtained more than 90 days after origination and the transferee was not involved in the loan’s origination; the guidance provides indicators for assessing involvement and excludes certain assets (such as credit cards, debt securities, and Topic 606 trade receivables) from the purchased seasoned loans category. ASU 2025-08 also clarifies related measurement and interest income guidance for purchased seasoned loans and aligns various Topics (including business combinations, consolidations, and transfers and servicing) with the new model. ASU 2025-08 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods, and is applied prospectively to loans acquired on or after the date of initial application; early adoption is permitted in an interim or annual period for which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the effect of adopting ASU 2025-08 on its financial statements.
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

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

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
NOTE 3 – INVESTMENTS
The Company holds investments across three primary categories: marketable securities that represent the interests it is required to retain upon securitizing loans in transactions that are considered sales under GAAP; digital assets, in the form of cryptocurrencies or digital financial assets, held and held as collateral for personal loans; and investments in entities that the Company does not consolidate.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Marketable Securities
The following table summarizes the Company’s marketable securities at December 31, 2025 and 2024:

	December 31, 2025
	Outstanding Face Amount(A)	Net Fair Value Adjustment	Carrying Value(B)
Marketable securities, at fair value:
Investment grade debt securities(C)	$202,358	$1,500	$203,858
Below investment grade debt securities(D)	29,648	(521)	29,127
Residual interest securities(E)	40,803	(637)	40,166
Total marketable securities, at fair value	$272,809	$342	$273,151

	December 31, 2024
	Outstanding Face Amount(A)	Net Fair Value Adjustment	Carrying Value(B)
Marketable securities, at fair value:
Investment grade debt securities(C)	$121,278	$(102)	$121,176
Below investment grade debt securities(D)	7,897	(90)	7,807
Residual interest securities(E)	24,138	10,368	34,506
Total marketable securities, at fair value	$153,313	$10,176	$163,489
(A)    The total outstanding face amount represents the aggregate face amount of the debt securities outstanding at each period end.
(B)    The Company elected the fair value option for marketable securities; therefore, carrying value represents fair value. The total carrying value includes $231.8 million and $129.0 million of debt securities collateralized under repurchase agreements at December 31, 2025 and 2024, respectively. See Notes 6 and 12 for additional information regarding the retained interest facility and valuation of the Company’s marketable securities, respectively.
(C)    Represents debt securities rated A- or above by DBRS Morningstar or comparable rating by other rating agencies.
(D)    Represents debt securities rated below A- by DBRS Morningstar or comparable rating by other rating agencies.
(E)    Represents residual interests and non-rated securities in securitizations that are not considered debt securities, including 20 and 11 non-rated securities with aggregate outstanding face amounts of $20.9 million and $15.1 million at December 31, 2025 and 2024, respectively, and 15 and 6 interest-only securities based upon aggregate outstanding principal amounts of $19.9 million and $9.1 million at December 31, 2025 and 2024, respectively.

Digital Assets
Digital Assets Held as Collateral
The Company records digital assets and the corresponding liability for digital assets held as collateral at fair value, and the Company does not consider the cost basis to be meaningful. While the collateral is in the Company’s control, the Company has the ability to use the collateral for loan, margin, rehypothecation, or other similar activities to which the Company or its affiliates are a party, however, chooses not to do so without the customer’s consent and such assets are held solely for the purpose of securing the related loans. Digital assets held for collateral are included in “Digital assets” in the Consolidated Balance Sheets. The Company originates loans collateralized by digital assets and recorded a corresponding $52.6 million and $64.4 million liability at December 31, 2025 and 2024, respectively, representing the fair value digital assets owed to the borrower in the event of loan repayment that is included in “Other current liabilities” in the Consolidated Balance Sheets.
See Note 12 for additional information regarding the valuation of these assets and liabilities.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The following table summarizes the significant digital assets held as collateral at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Units	Fair Value	Units	Fair Value
Digital assets held as collateral:
Bitcoin (BTC)	527	46,119	531	$49,593
Ethereum (ETH)	2,173	6,450	4,457	14,846
Total digital assets held as collateral		$52,569		$64,439
The Company engages a third party custodian to hold digital assets as collateral in an account in the Company’s name, and provide custodial services including holding the cryptographic key information and working to protect the digital assets from loss or theft. The Company maintains internal recordkeeping of the digital asset collateral, including the amount and type of digital asset owned by each borrower.
Digital Assets Held
Digital Assets Held at Fair Value
The Company records digital assets held at fair value in both “Digital assets” and “Digital assets, non-current” in the Consolidated Balance Sheets, depending on the nature of the underlying asset and related restrictions. See Notes 2 and 12 for additional information regarding the classification and valuation of these assets.
The following table summarizes digital assets held at fair value by the Company, and by third-party custodians on behalf of the Company, at December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Digital assets held at fair value(A):
Solana (SOL)(B)	87,707	$10,731	$10,918	95,139	$10,110	$18,020
United States Dollar Tether (USDT)	958,734	959	959	1,002,506	1,003	1,003
Kamino Liquidity Pools	Various	23,485	23,510	n.a.	—	—
Other digital assets(C)	Various	475	555	Various	184	184
Total digital assets held at fair value		$35,650	$35,942		$11,297	$19,207
(A) The Company reclassified payment stablecoins from “Digital assets” to “Cash and cash equivalents”, which resulted in a $2.4 million decrease to the previously reported total digital assets held cost basis and fair value as of December 31, 2024. See Note 2, Change in Accounting Principle, for further details.
(B)    Includes 53,071 Solana (“SOL”) that are subject to a lock-up period through January 2028 and unlocked on a monthly basis based on a contractual schedule. The locked tokens are not accessible, are staked, and earn rewards during the lock up period.
(C)    Includes various other digital asset balances, none of which individually represented more than 5% of the fair value of total digital assets held at fair value.
Digital Assets Held at Cost
The Company records digital assets held at cost, net of impairment, in “Digital assets” in the Consolidated Balance Sheets. The following table summarizes digital assets held at cost by the Company, and by third-party custodians on behalf of the Company, at December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Units	Cost Basis	Carrying Value	Units	Cost Basis	Carrying Value
Digital assets held at cost:
HASH(A)	19,873,741,886	$11,691	$11,691	15,002,914,730	$1,506	$1,506
Total digital assets held at cost		$11,691	$11,691		$1,506	$1,506
(A)    Represents native utility tokens used by the Company as a medium of exchange (“HASH”), maintained by an affiliated entity. See Note 11 for additional information regarding the related party relationship.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Digital Assets Activity
The following table summarizes activities involving the Company’s digital assets for the years ended December 31, 2025 and 2024:

	Held as Collateral	Held at Fair Value(A)	Held at Cost
Balance at December 31, 2023	$—	$—	$5,865
Purchases(B)	—	11,558	—
Sales(C)	—	(3,279)	—
Collateral received(D)(E)	57,503	—	—
Collateral returned(D)(E)	(6,121)	—	—
Gains(F)	—	2,471	—
Contribution from Related Party	—	—	1,500
Distributions from Fund I(G)	—	547	—
Impairment of digital assets	—	—	(5,859)
Change in fair value(E)(H)	13,057	7,910	—
Balance at December 31, 2024	64,439	19,207	1,506
Purchases(B)	—	26,943	3,864
Sales(C)	—	(8,922)	(3,979)
Collateral received(D)	63,724	—	—
Collateral returned(D)	(71,500)	—	—
Gains(F)	—	5,872	113
Distributions from Fund I(G)	—	2,042	—
Provenance Blockchain Foundation term note settlement(I)	—	—	10,187
Change in fair value(H)	(4,094)	(9,200)	—
Balance at December 31, 2025	$52,569	$35,942	$11,691
(A) Period activity for the year ended December 31, 2024 has been recast to reflect the reclassification of payment stablecoins from “Digital assets” to “Cash and cash equivalents”. This change resulted in a $(15.2) million change to Purchases activity and a $12.8 million change to Sales activity for the year ended December 31, 2024. See Note 2, Change in Accounting Principle, for further details. There was no impact to the balance at December 31, 2023.
(B) Includes receipts of digital assets held for sale resulting from the disbursement of cash.
(C) Includes transactions related to the settlement and transfer of digital assets held for sale in exchange for the receipt of cash.
(D) Collateral received and returned includes movements impacting digital assets held as collateral associated with borrower personal loan activities which can include receipt of digital assets held as collateral related to loan originations, combined loan to value maintenance, and returns of collateral owed to the borrower once a loan has been repaid.
(E) Change in fair value for digital assets held as collateral has been corrected to disclose the change in fair value for the year ended December 31, 2024 of $13.1 million. The correction resulted in a net decrease to collateral received and collateral returned for the year ended December 31, 2024 by the same amount.
(F) Includes realized gains incurred on the sale of digital assets held for sale, and the recognition of income associated to blockchain staking rewards which are reflected in “Other (expense) income, net” in the Consolidated Statements of Operations. No realized gains were recorded for digital assets held as collateral, as the liquidation of collateral reduces the corresponding liability and cash proceeds are applied to the borrower’s personal loan balance.
(G) Represents distributions of digital assets received from SOL Opportunity Fund L.P. (“Domestic Solana Fund”), a domestic fund that invests primarily in SOL.
(H) There is a corresponding liability to return digital assets held as collateral that is an embedded derivative. The embedded derivative and the host contract are reported within “Other current liabilities” on the Consolidated Balance Sheets. The change in the fair value of the embedded derivative and the change in the digital assets held as collateral have a naturally offsetting relationship and are recorded within “Other (expense) income, net” on the Consolidated Statements of Operations.
(I) See Note 11 for information on the Provenance Blockchain Foundation term note settlement.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Equity Investments
The Company holds the following minority investments in certain entities not considered significant to the Company and recorded within “Other non-current assets” in the Consolidated Balance Sheets, with the Company’s share of net income of equity-method investees recorded as “Other revenue” in the Consolidated Statements of Operations. The following table presents the carrying value of these investments at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Equity method investees:
Domestic Solana Fund(A)	$2,104	$5,748
Reflow(B)	800	920
Fig SIX(C)	2,477	—
	5,381	6,668
Measurement alternative investments:
JAM FINTOP(D)	1,419	1,542
Total equity investments	$6,800	$8,210
(A)    Represents a 4.8% equity interest in Domestic Solana Fund at December 31, 2025 and 2024.
(B)    Represents a 17.3% interest in Reflow Services LLC (“Reflow”), an SEC-registered investment adviser, at December 31, 2025 and 2024.
(C)    Represents a 5.0% equity interest in Fig SIX Mortgage, LLC (“Fig SIX”), a company domiciled in the United States of America, at December 31, 2025.
(D)    Represents a 1.0% equity interest in JAM FINTOP Blockchain LP (“JAM FINTOP”), an investment company domiciled in the United States of America, at December 31, 2025 and 2024.
The following table summarizes activities involving the Company’s equity investments:

	Equity Method Investees	Measurement Alternative Investments	Total
Balance at December 31, 2023	$477	$1,542	$2,019
Share of investee earnings	3,698	—	3,698
Dividends received	(854)	—	(854)
Additional contributions	3,347	—	3,347
Measurement alternative adjustments	n.a.	—	—
Balance at December 31, 2024	$6,668	$1,542	$8,210
Share of investee earnings	(1,246)	—	(1,246)
Dividends received	(2,643)	—	(2,643)
Additional contributions	2,602	—	2,602
Measurement alternative adjustments	n.a.	(123)	(123)
Balance at December 31, 2025	$5,381	$1,419	$6,800

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

NOTE 4 – SERVICING
The following table summarizes the Company’s servicing assets at December 31, 2025 and 2024:

	December 31, 2025
	UPB of Underlying Loans	Loan Count	Carrying Value(A)
HELOC loans	$12,783,215	173	$111,211
Mortgage loans	147,268	270	1,853
Total servicing assets	$12,930,483	173,270	$113,064

	December 31, 2024
	UPB of Underlying Loans	Loan Count	Carrying Value(A)
HELOC loans	$7,933,975	113,413	$86,465
Mortgage loans	162,908	294	2,032
Total servicing assets	$8,096,883	113,707	$88,497
(A)    The Company records loan servicing assets at fair value. The total carrying value includes $63.8 million and $69.5 million of collateralized loan servicing rights at December 31, 2025 and 2024, respectively. See Notes 6 and 12 for additional information regarding the MSR financing arrangement and valuation of the Company’s servicing rights, respectively.
The following table presents a rollforward of the Company’s servicing assets for the years ended December 31, 2025 and 2024:

Balance at December 31, 2023	$55,860
Change in fair value due to:
Additions(A)	50,557
Realization of cash flows(B)	(19,623)
Change in valuation inputs and assumptions	1,703
Total impact of change to fair value	32,637
Balance at December 31, 2024	$88,497
Change in fair value due to:
Additions(A)	60,713
Realization of cash flows(B)	(28,207)
Change in valuation inputs and assumptions	(7,939)
Total impact of change to fair value	24,567
Balance at December 31, 2025	$113,064
(A)    Represents the fair value of servicing rights retained upon sale of originated and purchased loans.
(B)    Based on the paydown of the underlying loans.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The following table summarizes the geographic concentration of the loans underlying the servicing rights at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
State	Amount Outstanding(A)	% of Total	Amount Outstanding(A)	% of Total
California	$3,239,619	25.1%	$2,146,371	26.5%
Florida	1,553,217	12.0	990,404	12.2
Arizona	634,623	4.9	429,469	5.3
Georgia	579,494	4.5	407,651	5.0
Washington	490,630	3.8	362,370	4.5
New Jersey	455,704	3.5	320,124	4.0
Ohio	414,065	3.2	227,069	2.8
Virginia	413,862	3.2	239,559	3.0
North Carolina	358,185	2.8	261,013	3.2
Colorado	338,515	2.6	241,844	3.0
Other (B)	4,452,569	34.4	2,471,009	30.5
Total	$12,930,483	100.0%	$8,096,883	100.0%
(A)    Represents the principal balance of the loans that the Company services.
(B)    The Company did not service loans in any state or U.S. territory contained in “Other” aggregating to more than 5% of the total amount outstanding of the loans that the Company services.
As part of its servicing operations, the Company held principal, interest, and other borrower payments of $364.9 million and $198.8 million at December 31, 2025 and 2024, respectively, due to third-party loan buyers recorded as “Payables to third-party loan owners” in the Consolidated Balance Sheets. The Company makes payments on these arrangements by remitting amounts due from proceeds received from borrower payments on the underlying loans. Additionally, the Company has outstanding liability obligations to repurchase loans that are in early payment default status. At December 31, 2025 and 2024, the total obligation to repurchase loans associated with contractual arrangements was $17.7 million and $13.8 million, respectively, recorded in “Payables to third-party loan owners” in the Consolidated Balance Sheets.
NOTE 5 – LOANS
The following table summarizes loans held by the Company at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	UPB	Carrying Value(A)	UPB	Carrying Value(A)
Loans held for sale:
HELOC loans(B)	$312,401	$320,566	$359,155	$366,154
Personal loans(C)	79,350	79,113	24,975	24,975
Other(D)	4,724	4,658	4,977	4,793
Total loans held for sale	$396,475	$404,337	$389,107	$395,922
(A)    The Company records loans at fair value. See Note 12 for additional information regarding the valuation of these assets.
(B)    The total carrying value of HELOC loans includes $21.7 million and $313.4 million of collateralized HELOCs under repurchase agreements at December 31, 2025 and 2024, respectively, which are not for sale while collateralized. See Notes 6 and 12 for additional information regarding funding debt outstanding and valuation of the Company’s loans at fair value, respectively.
(C)    Loans collateralized by digital assets.
(D)    Primarily contains legacy mortgages and other unsecured loans.
Loans are generally placed on non-accrual status when principal or interest is 90 days or more past due. The Company does not consider the average carrying values and interest income recognized (including interest income recognized using a cash-basis method) material for non-accrual loans. The Company placed loans held for sale with an aggregate UPB of $2.4 million and $1.2 million and fair value of $1.6 million and $0.8 million on non-accrual status at December 31, 2025 and 2024, respectively.
The Company did not hold any loans as held for investment at December 31, 2025 or 2024.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans held by the Company at December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
Payment Delinquency	UPB	Carrying Value(A)	Carrying Value(A) Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value(A) Over (Under) UPB
Loans held for sale:
Current	$374,842	$383,602	$8,760	$373,876	$383,551	$9,675
30 to 59 days	2,308	2,229	(79)	3,535	3,170	(365)
60 to 89 days	4,193	4,030	(163)	2,440	2,125	(315)
90 days or more	14,387	13,717	(670)	8,548	6,411	(2,137)
Forbearance	745	759	14	708	665	(43)
Total loans held for sale	$396,475	$404,337	$7,862	$389,107	$395,922	$6,815
(A)    The Company records loans at fair value. See Note 12 for additional information regarding the valuation of these assets.
The following table summarizes the Company’s loan activity for the years ended December 31, 2025 and 2024:

	Loans Held for Sale	Loans Held for Investment
Balance at December 31, 2023	$255,516	$61,337
Transfers from Held for Investment to Held for Sale	58,835	(58,835)
Purchases	1,972,209	2,492
Originations	3,164,966	—
Sales, net of repurchases	(4,659,777)	—
Principal payments	(411,268)	(11,642)
Change in fair value(A)	4,778	6,648
Loans not yet repurchased	10,663	—
Balance at December 31, 2024	$395,922	$—
Purchases	3,269,400	—
Originations	3,706,733	—
Sales, net of repurchases	(6,515,155)	—
Principal payments	(460,323)	—
Change in fair value(A)	3,808	—
Loans not yet repurchased	3,952	—
Balance at December 31, 2025	$404,337	$—
(A)    Change in fair value of loans are reflected in “Gain on sale of loans, net” in the Consolidated Statements of Operations.
The top five loan originators for the years ended December 31, 2025 and 2024 originated $2.4 billion and $1.4 billion unpaid principal balance of loans, or 77.8% and 71.8%, of total unpaid principal balance of loans purchased by the Company, whose “Gain on sale of loans, net” revenue represent 9.0% and 11.5% of total revenue, respectively.
The top five loan purchasers for the years ended December 31, 2025 and 2024 purchased $4.2 billion and $4.1 billion unpaid principal balance of loans, or 46.8% and 64.3%, of total unpaid principal balance of loans sold by the Company, excluding $748.5 million and $456.2 million unpaid principal balance securitized, whose “Gain on sale of loans, net” revenue represent 21.4% and 19.7% of total revenue, respectively.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

NOTE 6 – DEBT
The following table summarizes the Company’s debt components:

	December 31, 2025					December 31, 2024
	Carrying Value	Facility Inception Date	Final Stated Maturity(A)	Weighted Average Funding Cost	Collateral Carrying Value	Carrying Value
Debt carried at cost:
Funding debt:
Warehouse Facility 1(B)	$—	August 2020	July 2025	—%	$—	$28,286
Warehouse Facility 2(C)	2,904	November 2022	May 2026	6.8	4,686	61,007
Warehouse Facility 3(D)	—	October 2023	October 2025	—	—	26,227
Warehouse Facility 4(E)	7,039	February 2023	January 2026	7.1	8,330	68,568
Warehouse Facility 5(F)	—	October 2023	n.a.	—	—	21,697
REIT Warehouse(G)	750	October 2024	December 2026	9.1	560	99,204
Warehouse Facility 6(H)	—	May 2024	May 2026	—	—	—
Warehouse Facility 7(I)	—	February 2023	August 2025	—	—	—
Warehouse Facility 8(J)	—	March 2022	n.a.	—	—	—
Warehouse Facility 9(K)	—	March 2024	March 2025	—	—	861
Warehouse Facility 10(L)	1,700	April 2025	April 2026	7.4	2,190	—
Warehouse Facility 11(M)	6,063	July 2025	June 2027	6.3	5,886	—
Digital Asset Loan Facility(N)	3,097	April 2025	October 2026	15.0	3,073	—
	21,553					305,850

MSR financing:
Lender 1(O)	40,000	June 2024	June 2026	16.9	63,767	40,000

Financed retained interests:
Retained Interest Facility(P)	231,633	April 2023	Various(Q)	6.4	231,788	129,005

Total debt carried at cost, gross	293,186					474,855

Unamortized deferred financing costs(R)	(2,603)					(1,679)
Total debt carried at cost, net	290,583					473,176

Debt at fair value:
FCC(S)	76,110					—
Democratized Prime YLDS(T)	24,409					—
	100,519					—

Debt at fair value to related parties:
FCC - related parties(S)	2,050					—
Democratized Prime YLDS - related parties(T)	164,085					—
	166,135					—

Total debt carried at fair value	266,654					—

Total debt	$557,237					$473,176
(A)    Debt obligations with a stated maturity through the date of issuance of the Consolidated Financial Statements were refinanced, extended or repaid.
(B)    Warehouse Facility 1 was closed in July 2025.
(C)    Warehouse Facility 2 bears interest at Secured Financing Overnight Rate (“SOFR”) plus a spread of 2.25% at December 31, 2025.
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

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

(E)    Warehouse Facility 4 bears variable interest at SOFR plus a spread between 2.15% and 5.50% at December 31, 2025. A portion of the facility is also subject to a 0.5% non-use fee. The facility was amended in January 2026 to extend the maturity date; see Note 14 for additional information.
(F)    Warehouse Facility 5 is an advance facility in which the lender earns carry on collateral in the facility.
(G)    Real Estate Investment Trust ("REIT") Warehouse bears interest at SOFR plus a spread of (i) if the average daily aggregate outstanding purchase price for all purchased mortgage loans subject to outstanding transactions during such pricing rate period is greater than or equal to $100.0 million, 3.00% or (ii) if the average daily aggregate outstanding purchase price for all purchased mortgage loans subject to outstanding transactions during such pricing rate period is less than $100.0 million, 3.50%. The facility also carries a 0.15% exit fee on repurchased, non-securitized loans which in aggregate cannot exceed $0.5 million in a given calendar year.
(H)    Warehouse Facility 6 bears interest at SOFR, plus a spread of 3.5% at December 31, 2025. The facility also carries a 0.5% exit fee on all loans repurchased from the facility.
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
(Q)    The maturities of financed retained interests align with the terms of the underlying securities. The financed retained interest have maturity dates through November 2055.
(R)    During the year ended December 31, 2025 and 2024, the Company amortized $1.0 million, and $1.0 million of deferred financing costs, respectively.
(S)    Interest accrues at a rate of SOFR less 35 basis points based on the face-amount certificates issued by FCC. Certificates mature 20 years from the issue date, but may be surrendered at any time by the holder at face amount, plus accrued interest minus any applicable expenses or fees.
(T)    Interest is accrued at an hourly rate that is agreed upon through a Dutch auction process; during the year ended December 31, 2025, the average interest rate was 8.7%. YLDS can be redeemed by the holder at face amount, plus accrued interest minus any applicable expenses or fees on demand.
Maturities
Contractual maturities of recourse and nonrecourse debt obligations at December 31, 2025, are as follows:

Years Ending December 31,	Recourse	Nonrecourse	Total
2026	$49,943	$5,547	$55,490
2027	6,063	—	6,063
2028	—	—	—
2029	—	—	—
2030	—	—	—
Thereafter	—	231,633	231,633
	$56,006	$237,180	$293,186

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Borrowing Capacity
The following table represents borrowing capacity of committed debt facilities that have not matured at December 31, 2025:

	December 31, 2025
	Borrowing Capacity	Balance Outstanding	Available Financing
Funding Debt:
Warehouse Facility 2	$150,000	$2,904	$147,096
Warehouse Facility 4	335,300	7,039	328,261
REIT Warehouse	200,000	750	199,250
Warehouse Facility 6	250,000	—	250,000
Warehouse Facility 10	300,000	1,700	298,300
Warehouse Facility 11	300,000	6,063	293,937
Digital Asset Loan Facility	30,000	3,097	26,903

MSR financing:
Lender 1	40,000	40,000	—

Financed retained interests:
Retained Interest Facility	500,000	231,633	268,367
	$2,105,300	$293,186	$1,812,114
Certain debt obligations are subject to customary loan covenants, such as minimum tangible net worth, minimum liquidity, maximum leverage ratios, required range of net income or loss during specified periods, periodic financial reporting requirements, and event of default provisions, including event of default provisions triggered by certain specified declines in the Company’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. The Company was in compliance with all of its debt covenants at December 31, 2025.
Facilities
The following summarizes the debt facilities that the Company entered into or amended during the years ended December 31, 2025 and 2024:
Warehouse Facility 2
In December 2024, the Company amended Warehouse Facility 2 to reduce the borrowing limit to $250.0 million and to lower the interest rate from SOFR plus a spread of 4% to SOFR plus a spread of 3%.
In May 2025, the Company and its lender amended Warehouse Facility 2 to reduce the borrowing capacity to $150.0 million, expand eligible collateral types, and reduce certain funding costs. The amended facility has an initial maturity date of May 2026, and borrowings under the facility bear interest at a rate of SOFR plus a spread of 2.25%.
Warehouse Facility 3
In February 2024, the Company amended Warehouse Facility 3 to temporarily increase the borrowing limit from $100.0 million to $200.0 million for the period February 1, 2024 through April 30, 2024.
Warehouse Facility 4
In March 2024, the Company amended Warehouse Facility 4 to establish a second class of buyer under the facility. Borrowings to Class A and Class B Buyers were limited to $200.0 million and $37.5 million, respectively, with an aggregate borrowing limit of $237.5 million. In January 2025, the Company further amended Warehouse Facility 4 to increase the aggregate borrowing limit to $335.3 million and extend the maturity date to January 2026.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

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
In July 2025, the Company amended Warehouse Facility 11 to permanently increase the facility limit to $200.0 million. In December 2025, the Company amended Warehouse Facility 11 to increase the facility limit to $300.0 million.
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
Retained Interest Facility
The Company amended the Retained Interest Facility to increase the borrowing limit from $250.0 million to $500.0 million, effective as of October 2025.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

FCC
At December 31, 2025, FCC had $76.1 million and $2.1 million outstanding face-amount certificates to third parties and related parties, respectively, redeemable upon redemption of YLDS. The certificates entitle the certificate owner to receive, at certificate maturity, a stated amount of money, interest, or credits declared from time to time by FCC, at its discretion. The certificates issued by FCC are not insured by any government agency or other entity.
Democratized Prime YLDS
At December 31, 2025, FCC had $24.4 million and $164.1 million outstanding face-amount certificates to third parties and related parties, respectively, redeemable upon redemption of YLDS. Democratized Prime YLDS represents liabilities where parties have lent YLDS to the Company through the Democratized Prime platform. The Company pays interest based on a rate agreed upon through a Dutch auction process defined within the pool and can be redeemed each hour for YLDS. The YLDS are collateralized by pools of HELOC loans and are not insured by any government agency or other entity.
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

The following table summarizes the Company’s equity instruments at December 31, 2025 and 2024:

	December 31, 2025
	Authorized Shares	Issued and Outstanding Shares	Potential Common Shares(A)
			Warrants	Options	RSUs
Class A Common Stock, $0.0001 par value per share	1,000,000,000	178,485,407	183,333	25,741,803	4,974,764
Class B Commons Stock, $0.0001 par value per share	200,000,000	37,893,047	—	7,760,846	5,134,845
Blockchain Common Stock, $0.0001 par value per share	500,000,000	—	—	—	—
Preferred Stock, $0.0001 par value per share	100,000,000	—	—	—	—
Total	1,800,000,000	216,378,454	183,333	33,502,649	10,109,609

	December 31, 2024
	Authorized Shares	Issued and Outstanding Shares	Potential Common Shares(A)
			Warrants	Options	RSUs(B)
Common Stock, $0.00001 par value per share	240,820,153	69,300,284	—	32,030,416	5,874,850
Convertible Preferred Stock, $0.00001 par value per share	115,983,447	111,900,495	1,381,486	—	—
Total	356,803,600	181,200,779	1,381,486	32,030,416	5,874,850
(A)    Includes the equity instruments of the 2018 Equity Incentive Plan, the 2024 Equity Incentive Plan, and the 2025 Incentive Award Plan.
(B)    RSUs at December 31, 2024 have been corrected, which resulted in a decrease of 39,098,606 potential common shares disclosed as of December 31, 2024.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

In connection with the IPO, all outstanding shares of convertible preferred stock were converted into shares of Class A common stock on a one-to-one basis as of the date of the IPO. As such, there are no shares of preferred stock issued and outstanding as of December 31, 2025.
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

Warrants
In March 2024, the Company issued warrants to purchase up to 411,219, 411,219, and 1,644,881 Series E convertible preferred shares to an existing convertible preferred shareholder in exchange for a software license, one year of software development services, and up to two years of other services, respectively, for a total of 2,467,319 shares. All of the warrants have been earned as of December 31, 2025 and upon consummation of the IPO became convertible into Class A common stock. As of December 31, 2025, 2,283,986 warrants have been exercised at an exercise price of $3.23 per share. The remaining 183,333 shares under the warrant agreement may be exercised at an exercise price of $3.23 per Class A common stock within a five-year period after issuance.
During the years ended December 31, 2025 and 2024, the Company recognized equity-based expense within “Technology and product development” in the Consolidated Statements of Operations of $9.5 million and $6.6 million, respectively, related to the warrants.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The warrants were valued at the grant date using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31, 2025
	Low	High	Weighted Average
Expected Term (years)	1.3	6.0	2.7
Volatility	39.9%	46.2%	41.9%
Interest Rate	4.0%	4.3%	4.1%
Dividend Yield	n.a.	n.a.	n.a.
The following table summarizes the warrants activity during the years ended December 31, 2025 and 2024:

	Number of Warrants	Weighted Average Exercise Price	Fair Value on Grant Date
Outstanding at December 31, 2023	—	$—	$—
Granted	1,462,119	3.23	10,215
Exercised	—	—	—
Forfeited and cancelled	—	—	—
Outstanding at December 31, 2024	1,462,119	$3.23	$10,215
Granted	1,005,200	3.23	8,827
Exercised	(2,283,986)	3.23	17,626
Forfeited and cancelled	—	—	—
Outstanding at December 31, 2025(A)	183,333	$3.23	$1,416
Exercisable at December 31, 2025(B)	183,333	$3.23	$1,416
(A)    At December 31, 2025, the weighted-average grant date fair values for outstanding warrants and exercisable warrants were $1.4 million, and the intrinsic value for outstanding warrants and exercisable warrants was $6.9 million.
(B)    Outstanding and exercisable warrants have a weighted average exercise period of 3.2 years at December 31, 2025.
Equity-Based Compensation
The Company has granted equity-based compensation in the form of options and RSUs to its officers, employees, and other service providers under the terms of the applicable equity incentive plans for the purpose of providing incentives and rewards for service or performance that align the interest of grantees with the long-term growth and profitability of the Company.
Prior to the IPO, RSUs granted under the plans vested based upon the satisfaction of both a service condition and a liquidity-event related performance condition. Both the service condition and liquidity-event related performance condition needed to be met for the expense to be recognized. For these RSUs outstanding at the time of the IPO, the liquidity-event related performance condition was met upon the completion of the IPO, and the Company began recognizing stock based compensation related to these awards.
The Company expects to grant RSUs to employees and members of the board which would vest subject to either (i) continued service, or (ii) continued service and a market condition tied to the Company’s share price over defined performance periods. As of December 31, 2025, the Company has granted RSUs with a market condition that will vest only if the Company’s 10-day average closing stock price at the end of each defined performance period equals or exceeds specified thresholds, in addition to the continuous service requirement through the service period of the award. The market-based RSUs were granted with an average grant date fair value of $21.87 and the target number of market-based RSUs granted was 2,133,961. Any shares for which the market-based component is not achieved with respect to the performance dates of the awards shall remain outstanding and be eligible to be earned based on the applicable 10-day average closing stock price for a subsequent period performance date (such that, for example, if the applicable 10-day average stock price is not achieved in connection with the first performance date, but the applicable 10-day average stock price for the second performance date is achieved in connection with the second performance date, one-half of the shares subject to the award would vest on the second performance date).
The fair value of the market-condition RSU was estimated on the grant date using a Monte Carlo simulation that considered expected volatility, risk-free interest rate, dividend yield, expected term, and the effect of the market target. As the market condition is incorporated into the fair value, the Company recognizes the full compensation cost (based on that grant-date fair value) over the grantee’s requisite service period, even if the market conditions are ultimately not achieved.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The Company records stock-based compensation for service-based RSUs on a straight-line basis over the requisite service period, which is generally the vesting period. The following table presents the amount of stock-based compensation expense related to equity-based compensation recognized in the Consolidated Statements of Operations:

	Years Ended December 31,
	2025	2024	2023
General and administrative	$59,113	$35,423	$8,296
Technology and product development(A)	12,036	9,363	3,994
Operations and processing	455	388	356
Sales and marketing	817	136	804
Total equity-based compensation expense	$72,421	$45,310	$13,450
(A)    Technology and product development includes $9.5 million, $6.6 million, and zero equity-based expense for warrants for the years ended December 31, 2025, 2024, and 2023, respectively.
Equity Incentive Plans
2018 Equity Incentive Plan
In 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”) that authorized the Company to grant awards of up to 52,346,283 shares of common stock of FTS to FTS’ employees, non-employees, officers, and directors in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and RSUs. Each award outstanding under the 2018 Plan continues to be governed by the terms and conditions of the 2018 Plan. In connection with the IPO, the 2018 Plan awards were amended to cover shares of Class A common stock (or, if determined by the plan administrator, Class B common stock). At December 31, 2025, 2024 and 2023 the Company had granted awards equivalent to 56,462,313, 54,133,329 and 32,645,381 shares of common stock, respectively, gross of forfeited and cancelled shares that could be recycled back into authorized shares under the 2018 Plan. In connection with the IPO, the Company froze the 2018 Plan and no new awards will be granted under the 2018 Plan.
In 2024, the Company modified awards under the 2018 Plan and extended the post-termination exercise period of vested options held by certain current and former employees, resulting in $0.7 million and $6.8 million of incremental equity-based compensation expense recognized during the years ended December 31, 2025 and 2024, respectively.
The following table reflects the activities of stock options granted under the 2018 Plan for the years ended December 31, 2025, 2024 and 2023:

	Number of Options	Weighted-Average
		Exercise Price(A)	Remaining Life (Years)(B)	Grant Date Fair Value(C)
Outstanding at December 31, 2022	19,623,139	$3.79	8.2	$2.05
Granted	3,593,104	5.47	n.a.	3.26
Exercised	(582,905)	1.94	n.a.	1.00
Forfeited and cancelled	(2,801,990)	4.93	n.a.	2.70
Outstanding at December 31, 2023	19,831,348	$4.07	7.7	$2.14
Granted	15,613,098	4.71	n.a.	4.41
Exercised	(1,153,803)	2.75	n.a.	1.49
Forfeited and cancelled	(4,642,073)	4.11	n.a.	2.65
Outstanding at December 31, 2024	29,648,570	$4.45	6.1	$3.28
Granted	1,726,700	7.76	n.a.	4.43
Exercised	(1,791,680)	2.69	n.a.	1.15
Forfeited and cancelled	(1,467,371)	4.67	n.a.	2.30
Outstanding at December 31, 2025	28,116,219	$4.75	4.82	$3.54

At December 31, 2025
Options Exercisable	22,540,335	$4.57	4.57	$3.64
(A)    The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the issuing entity’s common shares, which was $36.09 per common share of FTS as of December 31, 2025.
(B)    Options expire on the 10th anniversary of the original grant.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

(C)    For the year ended December 31, 2025, the Company used risk-free rates, estimated common stock volatility, expected term, and dividend yield as inputs and the fair value of the Company’s common stock as a key input to estimate the grant date fair value using the Black-Scholes method. The Company does not assume dividend payments, as it does not pay dividends, and estimates common stock volatilities using the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term. The Company estimates the grant-date fair value of awards using the contractual term of award, if any, including discounts for applicable post-vesting restrictions such as remaining in the service to the business except as otherwise amended estimated using Black-Scholes method.
The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model. The fair values of options granted during the years presented were determined using the following weighted average assumptions as of the grant date:

	Years Ended December 31,
	2025			2024			2023
	Low	High	Weighted Average	Low	High	Weighted Average	Low	High	Weighted Average
Expected Term	4.9	6.1	5.8	1.3	6.9	4.3	1.7	6.7	5.8
Volatility	57.3%	59.4%	57.5%	41.9%	59.2%	53.0%	45.5%	64.3%	54.2%
Interest Rate	3.7%	4.5%	4.2%	3.8%	4.4%	4.2%	0.3%	4.3%	2.0%
Dividend Yield	n.a.	n.a.	n.a.	n.a.	n.a.	n.a.	n.a.	n.a.	n.a.
Fair Value	$1.75	$7.21	$4.43	$2.83	$3.65	$3.35	$0.17	$3.81	$1.88
The following table reflects the activities of RSUs granted under the 2018 Plan for the years ended December 31, 2025 and 2024; there was no activity in the year ended December 31, 2023.

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	—	$—
Granted	5,874,850	4.82
Vested	—	—
Forfeited and cancelled	—	—
Unvested at December 31, 2024	5,874,850	4.82
Granted	602,284	10.48
Vested	(2,251,468)	6.07
Forfeited and cancelled	(30,000)	9.98
Unvested at December 31, 2025	4,195,666	$4.92
2024 Equity Incentive Plan
As part of the Reorganization, FMH adopted the 2024 Equity Incentive Plan (“2024 Plan”) that authorized FMH to grant awards of up to 4,635,234 shares of common stock of FMH to FMH employees, non-employees, officers, and directors in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and RSUs. As part of the Recombination, the Company assumed the 2024 Plan and all options outstanding thereunder as of the Recombination Date, and such outstanding options were converted to options of FTS based on the Conversion Rate. As of December 31, 2025 and 2024 the Company had granted option awards equivalent to 3,172,306 and 2,866,300 shares of common stock, respectively, gross of forfeited and cancelled awards under the 2024 Plan. There have been no RSUs granted under the 2024 Plan. In connection with the IPO, the Company froze the 2024 Plan and no new awards will be granted under it.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The following table reflects the activities of stock options granted under the 2024 Plan for the years ended December 31, 2025 and 2024; there was no activity in the year ended December 31, 2023.

	Number of Options	Weighted-Average
		Exercise Price(A)	Remaining Life (Years)(B)	Grant Date Fair Value(C)
Outstanding at December 31, 2023	—	$—	$—	$—
Granted	2,866,300	3.23	n.a.	1.54
Exercised	(216,223)	3.23	n.a.	1.49
Forfeited and cancelled	(268,231)	3.23	n.a.	1.59
Outstanding at December 31, 2024	2,381,846	3.23	9.6	1.54
Granted	306,006	5.13	n.a.	1.63
Exercised	(180,184)	3.23	n.a.	1.84
Forfeited and cancelled	(322,180)	3.93	n.a.	1.72
Outstanding at December 31, 2025	2,185,488	$3.39	5.6	$1.50

At December 31, 2025
Options Exercisable	1,176,697	$3.31	5.3	$1.21
(A)    The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the estimated fair value of the issuing entity’s common shares, which was $37.45 per common share.
(B)    Options expire on the 10th anniversary of the original grant.
(C)    For the year ended December 31, 2025, the Company used risk-free rates, estimated common stock volatility, expected term, and dividend yield as inputs and the fair value of the Company’s common stock as a key input to estimate the grant date fair value using the Black-Scholes method. The Company does not assume dividend payments, as it does not pay dividends, and estimates common stock volatilities using the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term. The Company estimates the grant-date fair value of awards using the contractual term of award, if any, including discounts for applicable post-vesting restrictions such as remaining in the service to the business except as otherwise amended estimated using Black-Scholes method.
The grant date assumptions of the stock options are as follows:

	Year ended December 31, 2025			Year ended December 31, 2024
	Low	High	Weighted Average	Low	High	Weighted Average
Expected Term	0.2	6.1	5.8	4.9	6.1	5.7
Volatility	33.0%	58.5%	58.3%	44.9%	45.9%	45.3%
Interest Rate	4.0%	4.5%	4.1%	3.7%	4.3%	4.2%
Dividend Yield	n.a.	n.a.	n.a.	n.a.	n.a.	n.a.
Fair Value	$0.18	$1.87	$1.63	$1.44	$1.59	$1.54
2025 Incentive Award Plan
As part of the IPO, the Company adopted the 2025 Incentive Award Plan (“2025 Plan”) in order to facilitate the grant of equity incentives to directors, employees (including named officers), and consultants of the Company. The 2025 Plan authorizes the issuance of 22,985,926 of Class A or Class B common stock of FTS, subject to an automatic increase on January 1 of each calendar year from January 1, 2026 through and including January 1, 2035, by a number of shares equal to the lesser of (i) 5% of the total shares of the aggregate number of shares of Class A common stock and Class B common stock outstanding (on an as-converted basis) as of the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the board. Awards under the 2025 Plan may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, and restricted stock, RSUs, stock payments, and other incentive awards and cash awards. As of December 31, 2025, the Company had granted awards equivalent to 1,017,792 and 8,535,845 shares of Class A and Class B common stock, respectively, gross of forfeited and delivered awards under the 2025 Plan.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The following table reflects the activities of stock options granted under the 2025 Plan for the year ended December 31, 2025; there was no activity in the years ended December 31, 2024 and 2023.

	Number of Options	Weighted-Average
		Exercise Price(A)	Remaining Life (Years)(B)	Grant Date Fair Value(C)
Outstanding at December 31, 2024	—	$—	—	$—
Granted	3,200,942	25.00	n.a.	14.26
Exercised	—	—	n.a.	—
Forfeited and cancelled	—	—	n.a.	—
Outstanding at December 31, 2025	3,200,942	$25.00	6.0	$14.26

At December 31, 2025
Options Exercisable	200,058	$25.00	6.0	$14.26
(A)    The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the estimated fair value of the issuing entity’s common shares, which was $15.84 per common share of FTS, respectively, at December 31, 2025.
(B)    Options expire on the 10th anniversary of the original grant.
(C)    For the year ended December 31, 2025, the Company used risk-free rates, estimated common stock volatility, expected term, and dividend yield as inputs and the fair value of the Company’s common stock as a key input to estimate the grant date fair value using the Black-Scholes method. The Company does not assume dividend payments, as it does not pay dividends, and estimates common stock volatilities using the average historical volatility of a peer group of companies for the period immediately preceding the option grant for a term that is approximately equal to the option’s expected term. The Company estimates the grant-date fair value of awards using the contractual term of award, if any, including discounts for applicable post-vesting restrictions such as remaining in the service to the business except as otherwise amended estimated using Black-Scholes method.
The grant date assumptions of the stock options granted under the 2025 Plan are as follows:

	Year ended December 31, 2025
	Low	High	Weighted Average
Expected Term	6.0	6.0	6.0
Volatility	57.3%	57.3%	57.3%
Interest Rate	3.7%	3.7%	3.7%
Dividend Yield	n.a.	n.a.	n.a.
Fair Value	$14.26	$14.26	$14.26

The following table reflects the activities of RSU awards granted under the 2025 Plan for the year ended December 31, 2025; there was no activity in the years ended December 31, 2024 and 2023.

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	—	$—
Granted	6,352,695	26.95
Vested	(438,752)	31.70
Forfeited and cancelled	—	—
Unvested at December 31, 2025	5,913,943	$27.09

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

2025 Employee Stock Purchase Plan (“ESPP”)
In connection with the IPO, the Company adopted the ESPP under which eligible employees may purchase shares of Class A common stock of FTS, up to a maximum percentage of their eligible compensation (which shall be 20% unless otherwise specified in an applicable offering document), subject to certain IRS and share purchase limitations, at 85% of the lower of the closing price (fair market value) of a share of FTS on the first day of the offering period or the purchase date, whichever is lower. As of December 31, 2025, there have been no offering periods under the ESPP program. The maximum aggregate number of shares that may be subject to awards and sold under the ESPP is 2,133,961 shares, subject to an automatic annual increase on the first day of each calendar year beginning in 2026 and ending on and including January 1, 2035 in an amount equal to the lesser of (i) one percent (1%) of the aggregate number of shares of Class A common stock and Class B common stock of FTS outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as determined by the Board.
Unrecognized Compensation Expense
At December 31, 2025, the Company has not yet recognized compensation expense for the following awards:

Vesting Condition	Weighted Average Recognition Period (Years)	Shares			Unrecognized Compensation Expense
		Options	RSUs	Total	Options	RSUs
Time-based(A)	3.5	9,585,559	3,007,454	12,593,013	$63,081	$101,264
Multiple(A)(B)	1.1	—	6,512,752	6,512,752	—	49,550
Total		9,585,559	9,520,206	19,105,765	$63,081	$150,814
(A)    Awards typically vest over a period of 1 to 4 years and most awards have a one year cliff vesting feature with quarterly vesting thereafter.
(B)    Awards include a service period vesting condition, as noted above, as well as market based and liquidity-based vesting conditions. The liquidity event for awards which have that feature has been satisfied in connection with the IPO as of December 31, 2025.
Noncontrolling Interests in Consolidated Subsidiaries
The following amounts relate to equity interests held by the third-party investors in a real estate investment trust subsidiary, Figure REIT, Inc. (“Figure REIT”) and the Figure Markets Offshore Opportunity Investment Fund L.P. (“Offshore Solana Fund”) both of which the Company consolidates, but does not wholly-own.
The noncontrolling interests included in net income (loss) are computed as follows:

	Years Ended December 31,
	2025			2024			2023
	Net Income (Loss)	Non-controlling Interest as a % of Total(A)	Non-controlling Interest in Income of Consolidated Subsidiaries(B)	Net Income (Loss)	Non-controlling Interest as a % of Total(A)	Non-controlling Interest in Income of Consolidated Subsidiaries(B)	Net Income (Loss)	Non-controlling Interest as a % of Total(A)	Non-controlling Interest in Loss of Consolidated Subsidiaries(B)
Figure REIT	$1,302	45.0%	$584	$5,509	44.6%	$2,458	$(9,989)	44.6%	$(4,455)
Offshore Solana Fund	(5,729)	2.8	(161)	8,627	2.8	243	n.a.	n.a.	n.a.
Total	$(4,427)		$423	$14,136		$2,701	$(9,989)		$(4,455)
(A)    Represents the weighted average percentage of total noncontrolling shareholders’ net income (loss) in consolidated subsidiaries throughout the period, which may not agree to the percentages as calculated based on the ending balances presented above.
(B)    Balances may not cross-foot due to rounding for presentation purposes in the Noncontrolling Interest as a Percent of Total shown.
The noncontrolling interests in the equity of consolidated subsidiaries are computed as follows:

	December 31, 2025			December 31, 2024
	Total Consolidated Equity	Non-controlling Ownership Interest as a Percent of Total	Non-controlling Interest in Equity of Consolidated Subsidiaries	Total Consolidated Equity	Non-controlling Ownership Interest as a Percent of Total	Non-controlling Interest in Equity of Consolidated Subsidiaries
Figure REIT	$18,217	45.0%	$8,178	$18,261	44.6%	$7,769
Offshore Solana Fund	6,602	2.8	186	17,807	2.8	508
Total	$24,819		$8,364	$36,068		$8,277

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Note 8 - NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) attributable to the Company by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to the Company by the weighted-average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities.
Diluted net income (loss) per share reflects the dilutive effect of potential common shares from share-based awards, warrants and convertible preferred stock. The treasury stock method is used to calculate the dilutive effect of outstanding share-based awards and warrants, which assumes the proceeds upon vesting or exercise would be used to purchase common stock at the average price for the period.
Net income (loss) per share is computed using the two-class method which is required for multiple classes of common stock and participating securities. In historical periods where the Company had outstanding convertible preferred stock, net income (loss) attributable to FTS is first allocated to the convertible preferred stock based on their dividend preference. Any remaining net income (loss) attributable to FTS is then allocated to common stockholders and preferred stockholders using the if-converted method. All preferred stock was convertible on a 1:1 basis to common stock.
The rights, including the liquidation and dividend rights and sharing of losses, of the Class A common stock and Class B common stock are identical, other than voting rights. As the liquidation and dividend rights and sharing of profits are identical, the undistributed earnings are allocated on a proportionate basis for those classes and the resulting net income (loss) per share will, therefore, be the same for both Class A and Class B common stock on an individual or combined basis, and they have been combined as common shares below.
The following table sets forth the calculation of basic and diluted net income (loss) per common share for the periods:

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss) attributable to FTS	$133,858	$17,214	$(47,935)
Less: Undistributed earnings attributable to convertible preferred stockholders	(71,832)	(17,214)	—
Net income (loss) attributable to common stockholders, basic and diluted	$62,026	$—	$(47,935)

Denominator:
Basic weighted average common shares attributable to FTS	114,435,259	65,020,119	51,305,065
Add: effect of dilutive securities related to share-based payment awards (A)	27,366,743	7,617,338	—
Diluted weighted average common shares attributable to FTS	141,802,002	72,637,457	51,305,065

Net income (loss) per common share attributable to FTS, basic	$0.54	$0.00	$(0.93)
Net income (loss) per common share attributable to FTS, diluted	$0.44	$0.00	$(0.93)
(A) The dilutive impact of share-based payment awards and warrants for the years ended December 31, 2025, 2024, and 2023 comprised of 22,621,883, 7,132,282, and zero shares related to stock options, 959,984, 485,056, and zero shares related to warrants, and 3,784,876,  zero, and zero shares related to unvested RSUs, respectively. For the year ended December 31, 2024, 598,104 shares related to unvested RSUs were excluded from the dilutive impact as the issuance of those shares was contingent upon the satisfaction of a liquidity condition which was not satisfied as of the end of that period. As the fiscal year ended December 31, 2023 was in a net loss position, 3,609,301 potentially dilutive shares from share-based payment awards were considered, but would have been anti-dilutive and have been excluded from the computation of diluted earnings per share for that period.

NOTE 9 – VARIABLE INTEREST ENTITIES
Consolidated VIEs
The Company consolidates VIEs in which the Company is deemed to have both the power to direct the most significant activities of the entities and the right to receive benefits, or the obligation to absorb losses, that could potentially be significant to the entities.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The following table presents the carrying value and classification of the assets and liabilities of VIEs consolidated within the Consolidated Balance Sheets, after elimination of intercompany balances:

	December 31, 2025		December 31, 2024
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
Offshore Solana Fund	$44,760	$—	$17,811	$4
Figure REIT	20,789	1,847	121,817	103,556
Figure Certificate Company	329,921	329,219	1,015	494
Total	$395,470	$331,066	$140,643	$104,054
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
Offshore Solana Fund
The Offshore Solana Fund was initially a wholly-owned subsidiary of the Company. In July 2024, the Company sold 2.8% of the Offshore Solana Fund limited partnership interests to unrelated third parties. As of December 31, 2025, the Company holds a 97.2% interest in the Offshore Solana Fund. Through its ownership of the general partner, the Company has the power to direct the activities that most significantly impact the economic performance of the Offshore Solana Fund and the Company has an obligation to absorb losses or receive returns of the Offshore Solana Fund. Third-party limited partners in the Offshore Solana Fund hold a ratable interest in the fair value of the Offshore Solana Fund’s net assets, and the Company presents such noncontrolling interests at fair value in the Consolidated Balance Sheets and reflects changes thereon in the Consolidated Statements of Operations.
Figure REIT
The Company holds all voting rights in Figure REIT, and it directs the activities that most significantly impact the economic performance of Figure REIT through an advisor. However, third parties own 45.0% of the non-voting equity in Figure REIT at December 31, 2025. While the Company has economic exposure through its direct and indirect interest in Figure REIT, there is no recourse to the Company for Figure REIT’s liabilities.
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

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Non-Consolidated VIEs
While the Company continues to be involved with securitizations considered VIEs in its role as the sponsor and the servicer of securitization transactions, the Company has determined that it is not the primary beneficiary of these entities and therefore does not consolidate these securitizations. These entities are established as grantor trusts for various securitization transactions. The activities that most significantly impact the economic performance of the VIE include servicing activities with respect to delinquent and defaulted loans, determined by a third-party special servicer that the Company may not remove without cause. Assets transferred into each securitization trust are legally isolated from the creditors of the Company, not available to satisfy obligations of the Company, and can only be used to settle obligations of the underlying trust in exchange for debt securities and beneficial interests sold.
The following table summarizes the aggregate risk characteristics of the unconsolidated VIEs and the Company’s maximum exposure to loss at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
UPB of securitization collateral	$4,595,629	$2,785,341
Face amount of debt held by third parties	$4,805,192	$2,586,297
Maximum exposure(A)	$347,793	$201,512
Weighted average delinquency(B)	0.8%	0.4%
(A)    Primarily represents the aggregate fair value of the Company’s investments in marketable securities and the servicing assets associated with underlying collateral of the securitizations. In certain cases, the Company is obligated to fund securitization reserve accounts. See Note 10 for further discussion regarding the Company’s reserve account funding obligations.
(B)    Represents the percentage of the UPB that is 60+ days delinquent.

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
Indemnifications — In the normal course of business, the Company and its subsidiaries enter into contracts that contain representations and warranties that provide general indemnifications in regards to legal proceedings. The Company’s maximum exposure under these arrangements is unknown as this would involve future legal claims that may be made against the Company that have not yet occurred. However, based on its experience, the Company expects the risk of material loss to be remote.
Debt Covenants — Certain of the Company’s debt obligations are subject to loan covenants and event of default provisions. See Note 6 for further discussion of the Company’s debt obligations.
Loan Purchase and Servicing Commitments — The Company enters into agreements with various loan origination partners to purchase and service the loans they originate through the Technology Offering. At December 31, 2025 and 2024, purchase commitments were not material. The Company does not record an asset or liability for purchase or servicing commitments since it expects such commitments to benefit the Company, the Company has not yet taken control of the underlying loans, and the commitments are not material.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Loan Funding Obligations — The HELOC loans that the Company originates or purchases include terms that permit borrowers to draw amounts, or redraw previously repaid amounts, during a 4-year period after the original origination date. At December 31, 2025 and 2024, borrowers were able to borrow up to $105.1 million and $29.1 million on undrawn HELOC loans that the Company has committed to fund. Additionally, the Company has $16.9 million and $3.0 million in unfunded loan commitments at December 31, 2025 and 2024, respectively, related to loans originated or purchased near the end of each respective period, which were substantially settled within a week after each period end.
Loan Repurchase Obligations — The Company has contractual agreements with certain loan buyers to repurchase or substitute loans where a borrower misses a payment within 30 to 90 days since the loan’s origination, though the Company indemnifies the loan buyer against future losses on such loans in certain cases. The repurchase price is equal to the original sale price to the loan purchaser and the Company recognizes a loss to the extent the repurchase price of the loan exceeds the estimated fair value on the repurchase date, further adjusted upon resale of the loan, if applicable. The Company generally continues to service the defaulting loan through a third-party subservicer. The Company repurchased loans for which it recognized gains (losses) of $(2.4) million, $(8.2) million and $(10.1) million for the years ended December 31, 2025, 2024 and 2023, respectively, within “Other expense” in the Consolidated Statements of Operations.
At December 31, 2025, the Company has contingent commitments to repurchase loans with an aggregate UPB of up to $1.8 billion for which the Company recorded repurchase obligations totaling $17.7 million within “Payables to third-party loan owners” in the Consolidated Balance Sheets. The Company recorded a reserve of $6.2 million within “Other current liabilities” in the Consolidated Balance Sheets, based on the Company’s estimate of expected future losses at December 31, 2025.
Securitization Reserve Account Funding Obligations — The Company, in its capacity as servicer of certain securitizations, has committed to fund and replenish customary reserve accounts held by the securitization trust that the Company initially funds at the time of securitization in an amount based upon expected prepayments, delinquencies, defaults, and draws from borrowers for loans in the securitization. While the Company’s obligation to fund reserve amounts is not limited, and the Company cannot reliably estimate the long-term macroeconomic environment that may impact its maximum exposure for such obligations over the contractual life of the securitization, the Company does not expect to fund material amounts to its securitizations in excess of current balances at December 31, 2025.
Capital Commitments — In February 2025, the Company entered into a joint venture agreement with a third party to finance loans originated or purchased by the Company. As part of that agreement, the Company committed to invest up to $10.5 million in exchange for a 5.0% interest in the joint venture. The Company contributed capital of $2.5 million to the joint venture during the year ended December 31, 2025.
Leases — The Company has non-cancellable leases on office spaces expiring through 2031 that it does not sublease. Rent expense totaled $2.7 million, $2.8 million and $2.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company has leases that include renewal options, leasehold improvement incentives, and escalation clauses. At December 31, 2025, the Company has not considered such renewal provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. The terms of the leases do not impose any financial restrictions or covenants. Operating lease ROU assets of $5.2 million are presented in “Other non-current assets”, and lease liabilities of $5.7 million are presented in “Other current liabilities” and “Lease liability, non-current”, in the Consolidated Balance Sheets at December 31, 2025.
Future undiscounted, minimum lease payments for the Company’s non-cancellable operating leases are as follows:

Years Ending December 31,	December 31, 2025
2026	$2,022
2027	1,519
2028	1,337
2029	1,017
2030	988
Thereafter	83
Total undiscounted lease payments	$6,966
Less: Imputed Interest	(1,285)
Operating Lease Liabilities	$5,681

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

At December 31, 2025 and 2024, the weighted average remaining lease term for operating leases was 4.2 years and 1.2 years, respectively, and the weighted average discount rate was 1.0% and 2.0%, respectively. The Company paid $2.7 million and $3.0 million in cash included in the measurement of lease liabilities for the years ended December 31, 2025 and 2024, respectively.
NOTE 11 – RELATED PARTY TRANSACTIONS
Provenance Blockchain Foundation
Term Note
In July 2022, FT entered into an interest bearing term note with the Provenance Blockchain Foundation (“Provenance”), pursuant to which FT provided Provenance with a $5.0 million loan, which was subsequently amended on June 12, 2023, to increase the total principal amount to $9.1 million. The term note was held by FMH and was eligible to be settled in cash or an equivalent value of HASH at maturity. At December 31, 2024 the outstanding principal of the loan, including interest paid in-kind, was recorded at $9.4 million, as “Loan to related parties” in the Consolidated Balance Sheets. Interest accrued on the note was $0.7 million and $0.8 million for the years ended December 31, 2025 and 2024, respectively, recorded as “Interest income” in the Consolidated Statements of Operations.
On December 31, 2025, the loan was settled in full. The total loan balance at the time of payoff, including all accrued interest, was $10.1 million. As allowed by the terms of the note, the payoff was satisfied through the transfer of 4,969,120,678 HASH tokens. The per token value of the HASH tokens was determined to be $0.00205, based on a valuation report provided by an independent third party. This valuation resulted in a total transfer value of $10.2 million. As the transfer of HASH tokens resulted in an overpayment by Provenance of $0.1 million, the Company recorded a payable to related party of $0.1 million, representing 31,707,317 HASH tokens to be returned to Provenance.
Gas Fee Service Provider
In February 2025, FCC entered into a services agreement with Provenance whereby Provenance pays, on behalf of FCC, HASH to cover fees to network validators for processing and validating operations on the blockchain incurred in connection with the purchase or sale of the face-amount certificates issued by FCC and transacted on Provenance’s blockchain (“Provenance Blockchain”). FCC reimburses Provenance in cash in an amount equal to the then-current market value of HASH paid by Provenance. The Company recognized $1 thousand incurred under the services agreement for the year ended December 31, 2025, respectively, recorded as expense in “Operations and processing” on the Consolidated Statements of Operations. At December 31, 2025 the Company owed $1 thousand to Provenance recorded in “Accounts payable and accrued liabilities” in the Consolidated Balance Sheets.
Signum Ltd. (dba Hastra)
In December 2025, the Company entered into a Software License Agreement (the “Agreement”) with Signum Ltd.. (dba Hastra) (“Hastra”). Under the terms of the Agreement, the Company granted Hastra a nonexclusive, non-sublicensable, and nontransferable license to use certain proprietary software to support their protocol. In exchange for the license and ongoing maintenance and support services, Hastra pays the Company a royalty fee equal to 0.50% (50 basis points) of the per-transaction revenue earned from the protocol.
The initial term of the Agreement is three years, expiring in December 2028, with automatic one-year renewals thereafter. For the year ended December 31, 2025, the Company recognized no revenue related to this Agreement, and there were no outstanding receivables due from Hastra as of December 31, 2025.
Additionally, Hastra holds YLDS as part of their protocol activity; the YLDS held by Hastra are recorded in “Debt, current to related parties” in the Consolidated Balance Sheets.
Investments in Loan Securitizations
The Company retains beneficial interests in loan securitization trusts that it sponsors. See Notes 3 and 9 for additional detail.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Employee DSCR Loan
In May 2025, the Company issued a debt-service coverage ratio (“DSCR”) loan to an employee. The principal amount of the loan was $0.1 million, with interest rate of 6.90% per annum, and maturity in June 2055. On August 15, 2025, the employee repaid the loan in full in an amount equal to $0.1 million, including principal of approximately $0.1 million and total accrued unpaid interest of approximately $0.0 million.
Transactions with Equity-Method Investees
Reflow
The Company holds a 17.3% interest in Reflow contributed to the Company by the Controlling Party. The Company received distributed profits of $0.8 million, $0.9 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively, recorded in “Other revenue” in the Consolidated Statements of Operations. See Note 3 for detail on the Company’s investment in Reflow.
Domestic Solana Fund
The Domestic Solana Fund acquired its investments in SOL primarily through auctions held through the FTX Trading Ltd. (“FTX”) bankruptcy proceedings through a purchase and sale agreement with Alameda Research and Maclaurin Investments. The Company recorded contributions, net of distributions, to the Domestic Solana Fund in “Other non-current assets” in the Consolidated Balance Sheets as follows:

	Years Ended December 31,
	2025	2024
Contributions	$150	$3,783
Distributions	$1,774	$799
See Note 3 for detail on the Company’s investment in Domestic Solana Fund.
Transactions with the Controlling Party
The Company incurred $1.1 million, $0.6 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, in costs to arrange travel for the Controlling Party and other affiliates, recorded as “General and administrative” expense in the Consolidated Statements of Operations.
As of December 31, 2025, the Controlling Party holds $0.4 million of YLDS issued by FCC, recorded as “Debt, current” on the Consolidated Balance Sheets. The Controlling Party’s holdings are on normal market terms and do not include any preferential terms, guarantees, or other arrangements with the Company.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

NOTE 12 – FAIR VALUE MEASUREMENTS
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table summarizes information about the assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024:

	December 31, 2025
	Carrying Value	Fair value
		Level 1	Level 2	Level 3(A)	Total
Assets:
Cash and cash equivalents	$1,198,141	$955,200	$242,941	$—	$1,198,141
Restricted cash	68,637	68,637	—	—	68,637
Digital assets(B)	88,511	88,511	—	—	88,511
Distressed asset claims(C)	3,068	—	—	3,068	3,068
Marketable securities, at fair value(D)	273,151	—	232,985	40,166	273,151
Loans held for sale, at fair value (E)	404,337	—	—	404,337	404,337
Loan servicing assets, at fair value (E)	113,064	—	—	113,064	113,064
Treasury note futures (F)	442	442	—	—	442
Total assets	$2,149,351	$1,112,790	$475,926	$560,635	$2,149,351

Liabilities:
Digital asset collateral repayment obligation(G)	$52,569	$52,569	$—	$—	$52,569
Certificate repayment obligation(G)	266,654	—	266,654	—	266,654
Total liabilities	$319,223	$52,569	$266,654	$—	$319,223

	December 31, 2024
	Carrying Value	Fair value
		Level 1	Level 2	Level 3(A)	Total
Assets:
Cash and cash equivalents(H)	$289,670	$289,670	$—	$—	$289,670
Restricted cash	57,777	57,777	—	—	57,777
Digital assets(B)(H)	83,622	83,622	—	—	83,622
Distressed asset claims(C)	7,589	—	—	7,589	7,589
Marketable securities, at fair value(D)	163,489	—	128,983	34,506	163,489
Loans held for sale, at fair value (E)	395,922	—	—	395,922	395,922
Loan servicing assets, at fair value (E)	88,497	—	—	88,497	88,497
Total assets	$1,086,566	$431,069	$128,983	$526,514	$1,086,566

Liabilities:
Digital asset collateral repayment obligation(G)	$64,447	$64,447	$—	$—	$64,447
Total liabilities	$64,447	$64,447	$—	$—	$64,447
(A)    There were no transfers of Level 3 instruments to, or from, other fair value levels during the periods presented.
(B)    Included in “Digital assets” and “Digital assets, non-current” in the Consolidated Balance Sheets and represents digital assets held for sale at fair value, and excludes digital assets held at cost that are considered intangible assets.
(C)    Included in “Other current assets” in the Consolidated Balance Sheets.
(D)    Residual interest securities and non-rated securities in securitizations not considered debt securities are included within Level 3 of the fair value hierarchy.
(E) See Notes 4 and 5 regarding changes in the carrying values of servicing assets and loans, respectively.
(F)    Treasury note future assets are recorded in “Other current assets”, and treasury note future liabilities in “Other current liabilities" in the Consolidated Balance Sheets.
(G) Included in “Debt, current” in the Consolidated Balance Sheets.
(H) During the current period, we reclassified payment stablecoins from “Digital assets” to “Cash and cash equivalents”. Prior period amounts have been recast to conform to the current period presentation. This reclassification resulted in an increase to “Cash and cash equivalents” and a corresponding decrease to “Digital assets” of $2.4 million as of December 31, 2024. For further information, see Note 2, Change in Accounting Principle, to the Consolidated Financial Statements.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Significant Valuation Inputs
The Company used the following unobservable inputs that it considers significant to value the financial assets and liabilities carried at fair value and classified within Level 3 of the fair value hierarchy:

	December 31, 2025
	Fair Value	Discount Rate (A) (%)	CPR (B) (%)	CDR (C) (%)	Servicing Rate (D) (%)	Loss Severity (E) (%)
Marketable securities:
Residual interest securities	$40,166	9.6% - 25.8% 15.7%	16.2% - 20.8% 18.8%	—% - 2.4% 1.2%	n.a.	n.a.

Servicing assets:
HELOC loans	$111,211	13.0% - 13.0% 13.0%	—% - 33.1% 13.3%	—% - 4.8% 0.8%	0.3%	n.a - n.a n.a
Mortgage loans	1,853	9.5% - 10.5% 10.3%	3.5% - 8.2% 5.3%	—% - 10.5% 0.4%	0.3%	n.a.
Total / Weighted average(F)	$113,064	13.0%	13.2%	0.7%	0.3%

Loans held for sale:
HELOC loans(G)	$320,566	5.7% - 7.8% 6.4%	1.1% - 47.4% 17.8%	—% - 94.0% 1.8%	n.a.	—% - 99.1% 25.4%
Personal loans(H)	79,113	8.9% - 11.5% 9.8%	—% - —% —%	—% - —% —%	n.a.	—% - —% —%
Other(I)	4,658	6.2% - 12.0% 7.6%	4.6% - 73.2% 26.1%	1.0% - 62.8% 9.6%	n.a.	88.0% - 92.0% 90.0%
Total / Weighted average(F)	$404,337	6.5%	18.0%	1.9%

	December 31, 2024
	Fair Value	Discount Rate(A) (%)	CPR(B) (%)	CDR(C) (%)	Servicing Rate(D) (%)	Loss Severity (E) (%)
Marketable securities:
Residual interest securities	$34,506	14.5% - 24.0% 19.7%	15.2% - 20.1% 17.7%	1.5% - 1.7% 1.6%	n.a	n.a

Servicing assets:
HELOC loans	$86,465	13.0% - 13.0% 13.0%	1.0% - 33.0% 14.4%	—% - 4.4% 0.7%	0.2%	n.a
Mortgage loans	2,032	10.0% - 11.0% 10.8%	3.9% - 8.2% 5.7%	—% - 1.0% 0.2%	—%	n.a
Total / Weighted average(F)	$88,497	12.9%	14.2%	0.7%	0.2%

Loans held for sale:
HELOC loans(G)	$366,154	6.4% - 10.1% 7.6%	1.3% - 32.4% 13.6%	1.5% - 1.7% 1.6%	n.a	16.6% - 44.2% 32.4%
Other(I)	3,829	5.1% - 8.7% 6.9%	17.9% - 99.7% 25.6%	0.4% - 10.2% 7.7%	n.a	88.0% - 92.0% 90.0%
Total / Weighted average(F)	$369,983	7.6%	13.7%	1.7%

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
(I)    Personal unsecured loans included in “Other” are measured at estimated fair value using a discounted cash flow valuation methodology, more specifically a loan cash flow model. The Company uses an estimated recovery from collections and recent sales to fair value personal loans that are 30 days past due; the fair value of such loans at December 31, 2025 and 2024 were not material.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Significant Valuation Input Sensitivity
The following tables summarize the estimated change in fair value of assets carried at fair value and classified within Level 3 of the fair value hierarchy for the unobservable inputs in “—Significant Valuation Inputs” at December 31, 2025. Each of the following sensitivity analyses is hypothetical and is provided for illustrative purposes only. There are certain limitations inherent in the sensitivity analyses presented. In particular, the results are calculated by stressing a particular economic assumption independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might counteract or amplify the sensitivities. Also, changes in the fair value based on the following variations in an assumption generally may not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

	-2%		-1%		+1%		+2%
	$	%	$	%	$	%	$	%
Discount rate:
Marketable securities:
Residual interest securities	$1,408	7.7%	$659	3.6%	$(653)	(3.6)%	$(1,275)	(7.0)%
Servicing assets:
HELOC loans	6,793	6.3	3,289	3.0	(3,105)	(2.9)	(6,025)	(5.6)
Mortgage loans	(187)	(10.1)	(90)	(4.8)	82	4.4	158	8.5
Loans held for sale:
HELOC loans	16,724	3.7	12,418	2.7	(15,234)	(3.3)	(30,126)	(6.6)
Personal loans	15	1.1	7	0.5	(7)	(0.5)	(14)	(1.0)

	-20%		-10%		+10%		+20%
	$	%	$	%	$	%	$	%
CPR:
Marketable securities:
Residual interest securities	$2,970	16.4%	$1,407	7.8%	$(1,269)	(7.0)%	$(2,814)	(15.6)%
Servicing assets:
HELOC loans	6,815	6.3	3,299	3.1	(3,094)	(2.9)	(6,004)	(5.6)
Mortgage loans	(98)	(5.3)	(48)	(2.6)	46	2.5	90	4.9
Loans held for sale:
HELOC loans	1,068	0.2	570	0.1	(813)	(0.2)	(1,636)	(0.4)
Personal loans	—	—	—	—	—	—	—	—

CDR:
Marketable securities:
Residual interest securities	723	4.0	347	1.9	(388)	(2.2)	(743)	(4.1)
Servicing assets:
HELOC loans	—	—	—	—	—	—	—	—
Loans held for sale:
HELOC loans	1,655	0.4	816	0.2	(930)	(0.2)	(1,820)	(0.4)
Personal loans	—	—	—	—	—	—	—	—

Servicing rate:
Servicing Assets
HELOC loans	9,022	8.3	4,511	4.2	(4,511)	(4.2)	(9,022)	(8.3)

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Marketable Securities
The following table summarizes activities involving the Company’s marketable securities that are measured at fair value and classified within Level 3 of the fair value hierarchy for the years ended December 31, 2025 and 2024:

Balance at December 31, 2023	$11,952
Purchases(A)	24,440
Sales	(872)
Principal payments	(2,184)
Change in fair value(B)	1,170
Balance at December 31, 2024	$34,506
Purchases(A)	15,968
Sales	—
Principal payments	(11,582)
Change in fair value(B)	1,274
Balance at December 31, 2025	$40,166
(A)    Includes premiums paid on the purchased notes.
(B)    Included in “Gain on sale of loans, net” in the Consolidated Statements of Operations.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The following table summarizes information about the liabilities that are not measured at fair value on a recurring basis at December 31, 2025 and 2024:

	December 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Liabilities:
Financed retained interests(A)	$231,633	$—	$233,684	$39,467	$273,151
Total liabilities	$231,633	$—	$233,684	$39,467	$273,151

	December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Liabilities:
Financed retained interests(A)	$128,101	$—	$127,327	$—	$127,327
Total liabilities	$128,101	$—	$127,327	$—	$127,327
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
The Company held HASH at cost, net of impairment, totaling $11.7 million and $1.5 million at December 31, 2025 and 2024, respectively, as intangible assets presented within “Digital assets” in the Consolidated Balance Sheets. In connection with a valuation that management performed with the assistance of a third-party specialist during the Reorganization, the Company determined an impairment indicator existed for the HASH it held. Therefore, the Company recognized an impairment charge of $5.9 million, equal to the difference between the fair value and cost basis of HASH, in “Other (expense) income, net” in the Consolidated Statements of Operations during the year ended December 31, 2024. There were no impairment charges during the year ended December 31, 2025 or 2023.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

NOTE 13 – INCOME TAXES
Components of “Income (loss) before income taxes” in the Consolidated Statements of Operations is attributable to the following for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
U.S.	$115,593	$22,092	$(52,341)
Foreign	(1,918)	—	—
Income (loss) before income taxes	$113,675	$22,092	$(52,341)
The (benefit) provision for income taxes is presented within the “Income tax (benefit) provision” line item in the Consolidated Statements of Operations. The following table details the Company’s income tax (benefit) provision for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$1,115	$943	$—
State	4,316	1,234	102
Foreign	—	—	—
Total current	$5,431	$2,177	$102

Deferred:
Federal	$(14,538)	$—	$—
State	(11,499)	—	—
Foreign	—	—	—
Total deferred	(26,037)	—	—
Total (benefit) provision for income taxes	$(20,606)	$2,177	$102

The Company’s income tax (benefit) provision for the years ended December 31, 2025, 2024 and 2023 is $(20.6) million, $2.2 million, and $0.1 million, respectively. The income tax benefit in the current year is due to a partial release of the Company’s valuation allowance following the Recombination in the third quarter of 2025 and significant profits in the Company’s lending business.
Tax Rate Reconciliation
The following table is a reconciliation of the income taxes expected at the statutory federal income tax rate and the income tax (benefit) provision for the years ended December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
Tax at federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	(4.1)	5.8	0.4
Permanent items	0.7	(5.3)	—
Nondeductible officers’ compensation	2.0	—	—
Change in valuation allowance	(29.5)	(6.9)	(0.2)
Stock-based compensation	(4.6)	16.6	(2.2)
Tax credits	(5.0)	(43.0)	(4.1)
Return to provision	0.2	18.0	(15.1)
Rate change / state impact	(0.2)	(10.8)	—
Change in unrecognized tax benefits	2.4	12.9	—
Other	(1.0)	1.6	—
Total	(18.1)%	9.9%	(0.2)%

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$51,541	$59,423
Tax credits	5,588	2,897
Loan sale indemnification reserve	1,571	1,520
Stock-based compensation	14,013	10,404
Intangible assets	5,557	5,334
Research and development capitalization	4,472	14,726
Lease liabilities	1,007	695
Other	3,617	823
Total deferred tax assets	$87,366	$95,822

Deferred tax liabilities:
Servicing asset and other fair value adjustments	$(28,718)	$(22,982)
Unrealized gains (losses)(A)	(2,486)	(2,621)
ROU assets	(1,320)	(611)
Mark to market	(4,161)	—
Total deferred tax liabilities	$(36,685)	$(26,214)

Valuation allowance	(24,644)	(69,608)
Net deferred tax assets	$26,037	$—
(A)    Primarily relates to unrealized gains from digital assets held for sale.
In assessing the realizability of deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based on available objective evidence and the Recombination during 2025, Management believes it is more-likely-than-not that a significant portion of our deferred tax assets would be realizable as of the balance sheet date. Accordingly, the Company has released a significant portion of its valuation allowance in the current year. The valuation allowance decreased by $45.0 million and $1.5 million at December 31, 2025 and 2024, respectively, compared to the prior year. At December 31, 2025 and 2024, the valuation allowance was $24.6 million and $69.6 million, respectively.
As of December 31, 2025 the Company has net operating losses for U.S. federal, state and foreign tax purposes of approximately $34.0 million, $21.8 million, and $0.3 million, respectively. Federal tax losses will carryforward indefinitely. For state purposes, such losses would begin to expire in 2029.
As of December 31, 2025 the Company has federal and state research tax credit carryforwards of $11.4 million and $0.2 million, respectively. The federal credits have a 20-year carryforward period and will begin to expire in 2038 and the state credits may be carried forward indefinitely.
The Company’s ability to utilize the net operating loss in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax laws.
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition at the effective date to be recognized.
At December 31, 2025, 2024 and 2023 the unrecognized tax benefits recorded were approximately $6.1 million, $3.0 million and $0.1 million respectively, that if recognized, would benefit the Company’s effective tax rate. The unrecognized tax benefits are netted against the respective deferred tax assets. The Company does not anticipate a significant change in the unrecognized tax benefits within the next 12 months.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

A reconciliation of the beginning and ending amounts of unrecognized tax benefit is as follows:

	December 31,
	2025	2024	2023
Unrecognized tax benefits at beginning of year	$3,045	$104	$104
Increases related to current year tax positions	1,245	716	—
Increases related to prior year tax positions	2,269	2,225	—
Decreases related to prior year tax positions	(462)	—	—
Settlements with tax authorities	—	—	—
Expiration of the statute of limitations	—	—	—
Unrecognized tax benefits at end of year	$6,097	$3,045	$104
All tax years since inception are subject to examination by tax authorities. The Company is currently not under examination by any federal or state jurisdiction.
NOTE 14 – SUBSEQUENT EVENTS
The following events occurred subsequent to December 31, 2025 through March 13, 2026, the date at which the Company’s Consolidated Financial Statements were available to be issued.
Debt Facilities
In January 2026, the Company and its lender amended Warehouse Facility 4 to extend the facility maturity date to January 2027, and add a facility sub-limit of $50.0 million for certain loan products. No other terms of the facility were amended.
Secondary Public Offering of Blockchain Common Stock
In February 2026, the Company completed a secondary public offering of 4,375,000 shares of its Blockchain Common Stock ("Blockchain Stock"). The transaction was structured as a synthetic secondary offering in which underwriters purchased 4,375,000 existing shares of the Company’s Class A common stock from selling stockholders and sold them to the Company. The Company then sold newly minted Blockchain Stock to the purchasers. The Company received no cash proceeds from the sale of the Blockchain Stock.
In connection with the offering, the Company utilized $10.0 million of cash on hand to repurchase 312,500 shares of its Class A common stock from the underwriters at the public offering price of $32.00 (the "Share Repurchase"). The shares acquired in the Share Repurchase are held in treasury. The completion of this transaction resulted in a $10.0 million reduction in cash and cash equivalents and a corresponding increase in treasury stock, with no net impact on the total number of common shares outstanding.
Share Repurchase Program
On February 25, 2026, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its Class A and Blockchain common stock over the next 12 months subject to market conditions, contractual restrictions and other factors.
Repurchases under the program may be made from time to time in the open market, through privately negotiated transactions, accelerated share repurchase transactions, or by other means in accordance with applicable securities laws and regulations. The timing, number of shares repurchased, and prices paid will depend on market conditions, share price, trading volume, corporate considerations, and other factors. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization.

This program does not obligate the Company to acquire any particular amount of stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Remediation of Previously Reported Material Weaknesses
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
During the year ended December 31, 2025, the Company implemented remediation actions, including hiring additional resources and implementing internal controls over financial reporting designed to address the material weaknesses. Based on the remediation actions completed during the year ended December 31, 2025, the Company concluded that it has remediated the material weaknesses that existed as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those implemented for the remediation of the material weaknesses.
Management's Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.

ITEM 9B. OTHER INFORMATION
Annual Meeting of Stockholders
The board of directors has established Thursday, June 4, 2026 as the date of the Company's 2026 Annual Meeting.
Share Repurchase Program
On February 25, 2026, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $200 million of its Class A and Blockchain common stock over the next 12 months subject to market conditions, contractual restrictions and other factors.
Repurchases under the program may be made from time to time in the open market, through privately negotiated transactions, accelerated share repurchase transactions, or by other means in accordance with applicable securities laws and regulations. The timing, number of shares repurchased, and prices paid will depend on market conditions, share price, trading volume, corporate considerations, and other factors. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization.

This program does not obligate the Company to acquire any particular amount of stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
Insider Trading Arrangements and Policies
On December 12, 2025, Michael Cagney, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to the net number of shares of Class A common stock underlying 666,863 shares of restricted stock units (such total number of shares is not determinable), subject to a limit price of $25.00, until December 17, 2026.
On December 3, 2025, Michael Tannenbaum, our Chief Executive Officer and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to (i) 60,315 shares of the Company’s Class A common stock, subject to limit prices ranging from $25.00 to $37.50, plus (ii) the net number of shares of Class A common stock underlying 639,685 shares of restricted stock units (such total number of shares is not determinable), subject to a limit price of $25.00, and in each case, until August 27, 2026.
On December 10, 2025, Macrina Kgil, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 48,000 shares of the Company’s Class A common stock, subject to limit prices ranging from $25.00 to $30.00, until September 24, 2026.
On December 10, 2025, Todd Stevens, our Chief Capital Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to (i) 153,765 shares of the Company’s Class A common stock, subject to a limit price of $30.00, plus (ii) 50% of the net number of shares of Class A common stock underlying 153,124 shares of restricted stock units (such total number of shares is not determinable), in each case, until December 22, 2026.
Other than as set forth above, no officer, as defined in Rule 16a-1(f), or director adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended December 31, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information about our Directors
The following table presents information concerning our board of directors as of the date of this Annual Report.

Name	Age	Position
Michael Tannenbaum	38	Chief Executive Officer and Director
Adam Boyden	57	Director
Michael Cagney	55	Director
David Katsujin Chao	59	Director
Lesley Goldwasser	64	Director
Sachin Jaitly	45	Director
Daniel Morehead	60	Director
June Ou	60	Director
Michael Tannenbaum. Mr. Tannenbaum has served as our Chief Executive Officer since April 2024, and as a member of our board of directors since July 2024. Prior to joining Figure, Mr. Tannenbaum served as an executive at Brex, Inc., a technology and financial services company. Mr. Tannenbaum served as Brex's Chief Operating Officer from November 2021 to January 2024, and as its Chief Financial Officer and Chief Business Officer from July 2017 to November 2021. Earlier in his career, Mr. Tannenbaum held significant leadership roles at SoFi Technologies, Inc. (NASDAQ: SOFI) (“SoFi”), a financial services company, from July 2014 to July 2017, including as Chief Revenue Officer. Mr. Tannenbaum also worked at Hellman & Friedman, a private equity firm, and in the investment banking division at JPMorgan Chase, a multinational investment bank and financial services company. Mr. Tannenbaum graduated summa cum laude from Columbia University with a B.A. in Economics and Urban Studies.
Adam Boyden. Mr. Boyden has served as a member of our board of directors since March 2024. Mr. Boyden also previously served as a member of the board of directors of FT. Since September 2014, Mr. Boyden has also served as a general partner of RPM Ventures, a venture capital firm. From 2012 to 2013, Mr. Boyden served as the Chief Operating Officer of SoFi. From 2008 to 2012, he served as the President of Conduit Ltd., a cloud-based user engagement platform based in Israel. From 2006 to 2008, he served as the General Manager at Xfire, Inc., an instant messaging service and server browser for video games, and from 2004 to 2006 he served as their Vice President of Marketing and Business Development. From 2002 to 2004, Mr. Boyden was the founder and CEO of Openlane, Inc., an internet-based business-to-business automotive remarketing company. Mr. Boyden also currently serves on the boards of directors of Coterie Applications, Inc., an embedded insurance company, DailyPay Holdings, Inc., an on-demand pay solution, Family First, Inc., a caregiving software platform, Overalls Inc., a concierge benefits technology platform, Ao1 Holdings Inc. (d/b/a Players Health), a youth sports data and insurance platform, and Roost, Inc., a connected home technology platform. Mr. Boyden has a bachelor’s degree in engineering science from the University of Exeter and an M.B.A. from Stanford University’s Graduate School of Business.
Michael Cagney. Mr. Cagney has served as a member of our board of directors since March 2024. Mr. Cagney is one of our co-founders. Mr. Cagney also serves as the Chief Executive Officer of FMH, a position he has held since April 2024, and as the President of Figure REIT, a position he has held since October 2020. He is also a member of the board of directors of various of our subsidiaries. From January 2018 to March 2024, Mr. Cagney served as the Chief Executive Officer and as a member of the board of directors of FT. Mr. Cagney also served as Chief Executive Officer and President of FLC from January 2018 to July 2024. From 2011 to 2017, Mr. Cagney served as Chief Executive Officer and Chairman of the Board of SoFi, a technology and financial services company. Mr. Cagney’s career began at Wells Fargo, followed by founding roles at Finaplex, a wealth management software company, and Cabezon Investment Group, a global macro hedge fund. His significant contributions to the financial industry, particularly in leveraging blockchain technology, have garnered widespread recognition and accolades in professional circles and notable publications. Mr. Cagney holds a B.A. in Economics and an M.S. in Applied Economics and Finance from the University of California, Santa Cruz, and an M.S. in Management from Stanford University’s Graduate School of Business.
David Katsujin Chao. Mr. Chao has served as a member of our board of directors since March 2024. Mr. Chao also previously served on the board of directors of FMH and FT. Mr. Chao has served as the General Partner at DCM Ventures, a global venture capital firm which he co-founded, since January 1996. At DCM Ventures, Mr. Chao specializes in guiding portfolio companies in developing their corporate and product marketing strategies, building management teams, and forging domestic and international partnerships. Prior to DCM Ventures, Mr. Chao was a co-founder and acting Chief Financial Officer and Chief Technology Officer of Japan Communications Inc. (TSE: 9424), Japan’s first mobile virtual network operator. Earlier in his career, Mr. Chao worked as a consultant at McKinsey & Company and held significant leadership roles at Apple and Recruit, Japan’s largest HR infomediary corporation. Mr. Chao has served as a member of the board of directors of FT since July 2018. He also currently serves as a member of the board of directors of SoftBank Group (TSE: 9984). Mr. Chao has been recognized as a leading venture capitalist by Forbes Magazine and named to the Forbes Midas List Hall of Fame in 2016. He holds a B.A. from Brown University and an M.B.A. from Stanford University’s Graduate School of Business.
Lesley Goldwasser. Mrs. Goldwasser has served as a member of our board of directors since July 2025. Since 2013, Mrs. Goldwasser has also served as Managing Partner of GreensLedge Capital Markets, a boutique investment banking firm focused on structured products and securitizations. From 2010 to 2013, she served as Managing Director of Credit Suisse Group AG, a large investment and commercial bank, where she managed the Global Strategic Finance division. From 1996 to 2010, Mrs. Goldwasser served as Managing Director of Bear Stearns and Bear Stearns Merchant Banking, global investment banks, where she served as head of the Debt and Equity Capital Markets division and global head of the Structured Products division. Mrs. Goldwasser holds a B.B.S. in Business, Finance and Marketing from the University of Cape Town.
Sachin Jaitly. Dr. Jaitly has served as a member of our board of directors since March 2024. Dr. Jaitly also currently serves on the board of directors of Figure Assets LLC and FMH and previously served as a member of the board of directors of FT. Since April 2021, Dr. Jaitly has also served as the founding General Partner of Morgan Creek Digital, a venture capital fund focused on web3 technologies. Since January 2018, he has also served as founding Managing Partner of Tessera Venture Partners, a venture capital fund focused on Blockchain and AI. Earlier in his career, Dr. Jaitly held various leadership roles at Datalogix Holdings Inc. (“Datalogix”), The Neat Company, flexEngage, Inc. (“flexEngage”), Nokia Corporation (“Nokia”), and General Electric. Dr. Jaitly was also the co-founder of flexEngage and participated in its acquisition by Klarna Holding AB, the acquisition of Nokia by Microsoft Corporation, and the acquisition of Datalogix by Oracle Corp. Dr. Jaitly holds a bachelor’s degree in International Business and an M.B.A. in Finance and Management from Rollins College. He also holds an Executive Education Certificate in Blockchain Technologies, Business Innovation and Application from the Massachusetts Institute of Technology and a Doctor of Business Administration in Finance from the University of Florida.
Daniel Morehead. Mr. Morehead has served as a member of our board of directors since August 2025. Since 2003, Mr. Morehead has also served as founding Managing Partner of Pantera Capital Management, a global investment firm focused on blockchain and digital currencies. From 1996 to 2000, he served as Chief Financial Officer and Head of Macro Trading of Tiger Management, a hedge fund. Earlier in his career, Mr. Morehead served as Global Head of the Foreign Exchange Options division at Deutsche Bank and Managing Director of the Global Portfolio Group at Bankers Trust, each an investment bank. Mr. Morehead holds a B.S.E. in Civil Engineering from Princeton University.
June Ou. Ms. Ou has served as a member of our board of directors since January 2025. Ms. Ou is one of our co-founders. She previously served as President of FT from November 2022 to March 2024, overseeing the firm’s operations and strategic direction. Ms. Ou has deep experience in the financial technology industry, having served as the Chief Operating Officer of FT from January 2018 to November 2022 and as the Chief Technology Officer of SoFi from 2012 to 2017. Ms. Ou previously served as Chief Executive Officer of CCO Solutions, a provider of outsourced solutions to the hedge fund industry, and as Vice President of Engineering at Finaplex, Inc., a developer of financial services software. Ms. Ou holds a B.A. in International Relations from the University of Delaware, an M.S. in Applied Economics from the University of California, Santa Cruz, and an M.S. from Stanford University’s Graduate School of Business, where she was a Sloan Fellow.
Information about our Executive Officers
The following table presents information concerning our executive officers as of the date of this Annual Report.

Name	Age	Position
Michael Tannenbaum(1)	38	Chief Executive Officer and Director
Macrina Kgil	50	Chief Financial Officer
Todd Stevens	52	Chief Capital Officer
(1)The biography for Michael Tannenbaum appears above in the section titled “Information about our Directors.”

Macrina Kgil. Ms. Kgil has served as our Chief Financial Officer since December 2024. Prior to joining Figure, Ms. Kgil served as the Head of Finance at Flow.life, a real estate technology company, which is a position she held from July 2023 to November 2024. From November 2018 to November 2022, Ms. Kgil was also the Chief Financial Officer of Blockchain.com, a digital asset financial technology company. Concurrently, from November 2018 to June 2023, Ms. Kgil served as the Chief Financial Officer of Blockchain Venture Fund, a digital asset investment fund. Ms. Kgil’s career began at PricewaterhouseCoopers, followed by leadership roles at a variety of financial services firms, including Fortress Investment Group and OneMain Financial. Ms. Kgil holds a bachelor’s degree in Mineral and Petroleum Engineering from Seoul National University.
Todd Stevens. Mr. Stevens has served as our Chief Capital Officer since November 2023. Prior to joining Figure, Mr. Stevens served as Head of Capital Markets at Inveniam Capital Partners, a web3 software infrastructure company, from April 2021 to November 2023. From June 2004 to March 2020, Mr. Stevens served at Deutsche Bank in various roles, most recently as Global Head of Key Client Partners. At Deutsche Bank, Mr. Stevens was a member of the Global Wealth Management Executive Committee and oversaw a team of more than 70 people across seven countries. Mr. Stevens began his career at PricewaterhouseCoopers. Mr. Stevens graduated magna cum laude with general honors from the University of Georgia with a B.B.A. in accounting.
Code of Business Conduct and Ethics
Our board of directors adopted a code of business conduct and ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as our contractors, consultants, and agents. The full text of our code of business conduct and ethics is available on the investor relations page on our website at https://www.figure.com. We intend to disclose any amendments to our code of business conduct and ethics, or waivers of its requirements, applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website identified above, or in filings under the Exchange Act.
The remainder of the information required by this Item will be included in the definitive proxy statement to be filed with the SEC with respect to the Company's 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”) and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the definitive proxy statement to be filed with the SEC with respect to the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item will be included in the definitive proxy statement to be filed with the SEC with respect to the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the definitive proxy statement to be filed with the SEC with respect to the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in the definitive proxy statement to be filed with the SEC with respect to the Company’s 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)     The following documents are filed as part of this Report:
1.Financial statements: The information concerning the Company’s financial statements, and the Report of KPMG LLP, Independent Registered Public Accounting Firm (PCAOB ID: 185), San Francisco, California, required by this Item is incorporated by reference herein to the section of this Report in Part II, Item 8. entitled “Financial Statements and Supplementary Data”.
2.Financial Statement Schedules: Schedules not listed here have been omitted because they are not applicable, not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
3.Exhibits: See Item 15(b) below. We have filed, or incorporated into this Report by reference, the exhibits required by this Item below.
(b)     Exhibits: We have filed, or incorporated into this Report by reference, the exhibits required by this Item below.
(c)     Financial Statement Schedules: See Item 15(a) above.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Second Amended and Restated Articles of Incorporation	8-K	001-42829	3.1	9/12/2025
3.2	Amended and Restated Bylaws of Figure Technology Solutions, Inc.	8-K	001-42829	3.2	9/12/2025
4.1	Form of Class A Common Stock Certificate	S-1/A	333-289695	4.1	9/2/2025
4.2	Form of Class B Common Stock Certificate	S-1/A	333-289695	4.2	9/2/2025
4.3	Assignment, Assumption and Amendment Agreement, dated as of August 29, 2025, by and among FT Intermediate, Inc., Figure Markets Holdings, Inc. and J. Digital 6 Cayman Ltd.	S-1/A	333-289695	4.3	9/8/2025
4.4	Form of Certificate of Designation for the Series A Blockchain Common Stock	S-1	333-291591	4.2	2/11/2026
4.5	Description of Securities					*
10.1#	Form of Director and Executive Officer Indemnification and Advancement Agreement	S-1/A	333-289695	10.1	8/25/2025
10.2#	2018 Equity Incentive Plan.	S-1/A	333-289695	10.2	8/25/2025
10.3#	Form of Restricted Stock Unit Grant Notice and Agreement under the 2018 Equity Incentive Plan.	S-1/A	333-289695	10.3	8/25/2025
10.4#	Form of Stock Option Grant Notice and Agreement under the 2018 Equity Incentive Award Plan.	S-1/A	333-289695	10.4	8/25/2025
10.5#	Figure Markets Holdings, Inc. 2024 Equity Incentive Plan.	S-1/A	333-289695	10.5	9/02/2025
10.6#	Form of Stock Option Grant Notice and Agreement under the Figure Markets Holdings, Inc. 2024 Equity Incentive Plan.	S-1/A	333-289695	10.2	9/10/2025
10.7#	2025 Incentive Award Plan	S-8	333-290240	99.5	9/12/2025
10.8#	Form of Restricted Stock Unit Grant Notice and Agreement under the 2025 Incentive Award Plan	S-1/A	333-289695	10.7	8/25/2025
10.9#	Form of Stock Option Grant Notice and Agreement under the 2025 Incentive Award Plan	S-1/A	333-289695	10.8	8/25/2025

10.10#	Retention Performance Stock Unit Grant Notice and Agreement under the 2025 Incentive Award Plan, by and between Figure Technology Solutions, Inc. and Michael Cagney	S-8	333-290240	99.8	9/12/2025
10.11#	Employee Stock Purchase Plan	S-1/A	333-289695	10.9	8/25/2025
10.12#	Non-Employee Director Compensation Policy	S-1/A	333-289695	10.10	8/25/2025
10.13^	Seventh Amended and Restated Investors’ Rights Agreement, dated August 29, 2025, among Figure Technology Solutions, Inc. and the investors party thereto.	S-1/A	333-289695	10.14	9/2/2025
10.14^†	Side Letter, dated September 8, 2025, by and among Figure Lending LLC, Figure Lending Corp., Fig SIX Mortgage, LLC, Fig SSP Member LLC and the Purchaser party thereto	S-1/A	333-289695	10.19	9/10/2025
10.15^†	Amended and Restated Limited Liability Company Agreement of Fig Six Mortgage LLC	DRS/A	377-07992	10.11	8/04/2025
10.16	Second Amended and Restated Term Note issued by Provenance Blockchain Foundation Inc. in favor of Figure Technologies, Inc.	DRS/A	377-07992	10.12	8/04/2025
10.17†	Contribution Agreement, dated December 31, 2023, between Figure Lending Corp. and Figure Technologies, Inc., as amended on April 9, 2024.	S-1	333-289695	10.60	8/18/2025
10.18†	Contribution Agreement, dated March 18, 2024, between Figure Lending Corp. and Figure Technologies, Inc.	S-1	333-289695	10.70	8/18/2025
10.19	Master Custody Service Agreement, dated March 11, 2022, by and among Anchorage Digital Bank N.A. and Figure Lending LLC.	S-1	333-289695	10.11	8/18/2025
10.20	First Amendment to the Master Custody Service Agreement, dated January 4, 2024, by and among Anchorage Digital Bank N.A. and Figure Lending LLC, Figure Markets Credit LLC and FMC LFV LLC.	S-1	333-289695	10.12	8/18/2025
10.21#	Michael Tannenbaum Compensation Agreement					*
10.22#	Minchung Kgil Compensation Agreement					*
10.23#	Todd Stevens Compensation Agreement					*
18.1	Preferability Letter of KPMG LLP Regarding Change in Accounting Principle					*
19.1	Figure Technology Solutions, Inc. Insider Trading Compliance Policy					*
21.1	List of Subsidiaries of Figure Technology Solutions, Inc.					*
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
97.1	Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith
** Furnished herewith
#Indicates management contract or compensatory plan.

†Schedules and similar attachments to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The registrant hereby undertakes to provide further information regarding such omitted materials to the SEC upon request.
^Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K Item 601(b)(10)(iv). The registrant hereby agrees to furnish supplementally to the SEC, upon its request, an unredacted copy of this exhibit.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Figure Technology Solutions, Inc.

Date:	March 13, 2026	By:	/s/ Michael Tannenbaum
Michael Tannenbaum
Chief Executive Officer and Director

Date:	March 13, 2026	By:	/s/ Macrina Kgil
Macrina Kgil
Chief Financial Officer

Pursuant to the requirements of Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Tannenbaum	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2026
Michael Tannenbaum

/s/ Macrina Kgil	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2026
Macrina Kgil

/s/ Michael Cagney	Executive Chairman of the Board	March 13, 2026
Michael Cagney

/s/ Adam Boyden	Director	March 13, 2026
Adam Boyden

/s/ David Katsujin Chao	Director	March 13, 2026
David Katsujin Chao

/s/ Lesley Goldwasser	Director	March 13, 2026
Lesley Goldwasser

/s/ Sachin Jaitly	Director	March 13, 2026
Sachin Jaitly

/s/ Daniel Morehead	Director	March 13, 2026
Daniel Morehead

/s/ June Ou	Director	March 13, 2026
June Ou