Form 10-Q
period 2026-03-31
Figure Technology Solutions, Inc.
filed 2026-05-15
CIK 2064124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of May 11, 2026, registrant had outstanding 182,622,749 shares of Class A common stock, net of treasury shares, 37,893,047 shares of Class B common stock and 585,053 shares of Blockchain common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including without limitation, statements regarding our future financial performance, including our expectations regarding our revenue, expenses, ability to determine reserves, and ability to remain profitable; our ability to maintain, expand, and enter into new relationships with partners and loan purchasers on the secondary market; our ability to broaden our network of partners; our ability to develop and achieve market acceptance of new products and services, including On-Chain Public Equity Network (“OPEN”), including its expected capabilities, and our Blockchain Common Stock; anticipated trends, growth rates, and challenges in our business; and the cryptoeconomy, the price, and market capitalization of digital assets; the development and adoption of blockchain technology; our expectations regarding the trading market, liquidity, and trading price of our Class A common stock and Blockchain Common Stock (together with our Class B common stock, our “common stock”); our ability to maintain effective internal control over financial reporting; our expectations regarding the regulatory environment applicable to our lending and digital asset activities; and our ability to maintain required licenses and regulatory approvals are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to the following: our history of losses and the risk that we may not maintain profitability; our reliance on HELOCs and exposure to fluctuations in the HELOC market and housing values; our ability to attract and retain borrowers, partners, and loan purchasers and to drive adoption of Figure-branded and Partner-branded channels including Figure Connect; loan performance and default rates and the effect of credit performance on access to and pricing of warehouse facilities, whole-loan sales, and securitizations; changes in interest rates and U.S. monetary policy that impact originations, funding costs, and investor demand; legal and regulatory risks affecting lending and mortgage-related activities and the evolving framework for digital assets, including potential changes in the characterization or regulation of certain digital assets and related products; dependence on key third-party providers including cloud, custodial, valuation, and data vendors and risks from outages or service disruptions; technology failures, cybersecurity incidents, or other operational disruptions; protection and enforcement of intellectual property; compliance with licensing, consumer protection, privacy, data security, and sanctions/AML laws, and shifting enforcement priorities at the federal and state levels; our ability to meet our public company reporting and internal control obligations; competition; macroeconomic and geopolitical conditions; our dual-class structure and concentrated voting control and related impacts on corporate governance; equity market volatility affecting our common stock; and the other important factors described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026 and in our other filings with the SEC. Other sections of this Quarterly Report, including “Management's Discussion and Analysis of Financial Condition and Results of Operations”, include additional factors that could adversely impact our business and financial performance.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,464,643	$1,198,141
Restricted cash	71,947	68,637
Loans held for sale, at fair value	503,900	404,337
Digital assets ($62,430 and $84,867 at fair value)	74,313	96,558
Accounts receivable, net	65,330	52,016
Other current assets	46,005	41,518
Total current assets	2,226,138	1,861,207
Loan servicing asset, at fair value	125,931	113,064
Marketable securities, at fair value	298,428	273,151
Digital assets, non-current	1,967	3,644
Deferred income taxes, net	26,037	26,037
Other non-current assets	52,392	40,420
Total assets	$2,730,893	$2,317,523
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$29,731	$29,501
Payables to third-party loan owners	451,393	383,772
Debt, current ($174,589 and $100,519 at fair value)	228,505	160,959
Debt, current to related parties ($376,526 and $166,135 at fair value)	376,526	166,135
Other current liabilities	86,601	105,642
Total current liabilities	1,172,756	846,009
Debt, non-current	262,223	230,143
Lease liability, non-current	3,894	4,173
Total liabilities	1,438,873	1,080,325
Stockholders' equity:
Preferred stock — $0.0001 par value per share: 100,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Class A common stock — $0.0001 par value per share: 1,000,000,000 shares authorized, 180,812,863 shares issued and outstanding at March 31, 2026; 1,000,000,000 shares authorized, 178,485,407 issued and outstanding at December 31, 2025	19	19
Class B common stock — $0.0001 par value per share: 200,000,000 shares authorized, 37,893,047 shares issued and outstanding at March 31, 2026; 200,000,000 shares authorized, 37,893,047 issued and outstanding at December 31, 2025	4	4
Blockchain common stock — $0.0001 par value per share: 500,000,000 shares authorized, 687,920 and no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Treasury stock, at cost	(18,218)	—
Additional paid-in capital	1,452,264	1,415,804
Accumulated deficit	(142,048)	(186,993)
Total Figure Technology Solutions, Inc. stockholders' equity	1,292,021	1,228,834
Noncontrolling interests in consolidated subsidiaries	(1)	8,364
Total stockholders' equity	1,292,020	1,237,198
Total liabilities and stockholders' equity	$2,730,893	$2,317,523

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Net revenue:
Ecosystem and technology fees	$47,306	$15,613
Servicing fees	9,825	7,191
Interest income	19,376	11,224
Origination fees	23,130	12,477
Gain on sale of loans, net	49,356	29,792
Gain on servicing asset, net	12,867	326
Marketable securities income, net	3,660	7,613
Other revenue	1,487	274
Total net revenue	167,007	84,510
Expenses:
General and administrative	45,595	18,840
Technology and product development	15,605	17,416
Operations and processing	21,447	12,678
Sales and marketing	25,483	14,967
Interest expense	16,889	10,972
Other expense	47	1,565
Total expenses	125,066	76,438
Operating income	41,941	8,072
Other expense, net	(3,839)	(7,455)
Income before income taxes	38,102	617
Income tax (benefit) provision	(6,945)	1,230
Net income (loss)	45,047	(613)
Net income attributable to noncontrolling interests in consolidated subsidiaries	102	207
Net income (loss) attributable to Figure Technology Solutions, Inc.	$44,945	$(820)

Net income (loss) per share of Class A, Class B, and Blockchain common stock
Basic	$0.21	$(0.01)
Diluted	$0.18	$(0.01)
Weighted-average Class A, Class B, and Blockchain common shares outstanding
Basic	217,277,605	69,398,649
Diluted	248,829,672	69,398,649
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share and per share data)

	Class A Common Stock		Class B Common Stock		Blockchain Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Figure Technology Solutions, Inc. Stockholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	178,485,407	$19	37,893,047	$4	—	$—	—	$—	$1,415,804	$(186,993)	$1,228,834	$8,364	$1,237,198
Exercise of stock options and warrants	2,382,188	—	—	—	—	—	—	—	8,813	—	8,813	—	8,813
Stock compensation expense	—	—	—	—	—	—	—	—	27,647	—	27,647	—	27,647
Dividends & redemptions of subsidiaries	—	—	—	—	—	—	—	—	—	—	—	(53)	(53)
Other equity contributions	—	—	—	—	—	—	—	—	—	—	—	(20)	(20)
Settlement of restricted stock units	633,188	—	—	—	—	—	280,603	(8,518)	—	—	(8,518)	—	(8,518)
Blockchain common stock issuance	(687,920)	—	—	—	687,920	—	—	—	—	—	—	—	—
Class A common stock repurchases	—	—	—	—	—	—	312,500	(9,700)	—	—	(9,700)	—	(9,700)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	—	—	(8,394)	(8,394)
Net income	—	—	—	—	—	—	—	—	—	44,945	44,945	102	45,047
Balance at March 31, 2026	180,812,863	$19	37,893,047	$4	687,920	$—	593,103	$(18,218)	$1,452,264	$(142,048)	$1,292,021	$(1)	$1,292,020

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Figure Technology Solutions, Inc. Stockholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	111,900,495	$2	69,300,284	$2	$675,945	$(320,851)	$355,098	$8,277	$363,375
Exercise of stock options and warrants	—	—	196,733	—	508	—	508	—	508
Stock compensation expense	—	—	—	—	2,414	—	2,414	—	2,414
Issuance of preferred stock warrants	—	—	—	—	2,927	—	2,927	—	2,927
Dividends & redemptions of subsidiaries	—	—	—	—	—	—	—	(81)	(81)
Net income	—	—	—	—	—	(820)	(820)	207	(613)
Balance at March 31, 2025	111,900,495	$2	69,497,017	$2	$681,794	$(321,671)	$360,127	$8,403	$368,530
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$45,047	$(613)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on servicing asset, net	(12,867)	(326)
Gain on sale of loans, net	(53,321)	(29,792)
Loss (gain) on sale of digital assets	3,856	5,444
Change in fair value of marketable securities	2,468	(2,231)
Loss (income) from fund and equity method investments	417	2,825
Interest expense paid in YLDS	8,167	—
Amortization of deferred financing costs	374	274
Amortization of internally developed software	4,712	3,943
Services exchanged for issuance of warrants	—	2,927
Stock-based compensation expense	25,878	2,414
Losses on repurchased loans	47	1,600
Net change in operating assets and liabilities:
Proceeds from loan sales, net of repurchases	1,986,508	978,234
Originations of loans held for sale	(1,202,372)	(680,350)
Purchases of loans held for sale	(1,027,603)	(516,863)
Principal payments on loans held for sale	186,965	95,990
Accounts receivable, net	(8,397)	956
Other assets	(2,326)	(10,476)
Accounts payable and other liabilities	4,629	5,771
Net cash provided by (used in) operating activities	(37,818)	(140,273)
Investing activities:
Capitalization of internally developed software costs	(6,436)	(4,418)
Purchases of digital assets	(1,726)	(1,619)
Proceeds from sales of digital assets	803	2,595
Realized gains (losses) on futures	1,619	—
Purchases of marketable securities	(51,634)	(15,161)
Principal payments on marketable securities	18,052	2,476
Deconsolidation of subsidiary	(11,737)	—
Partner prefunding	(13,034)	—
Partner prefunding repayment	10,500	—
Net cash used in investing activities	(53,593)	(16,127)
Financing activities:
Proceeds from debt	2,066,896	1,037,243
Proceeds from debt, related party	96,924	—
Principal payments on debt	(1,835,081)	(891,375)
Principal payments on debt, related parties	(28,684)	—
Payments of deferred financing costs	(217)	(140)
Proceeds from servicing activity on behalf of third-party loan owners	68,533	49,877
Net changes in customer deposit liabilities	2,310	—
Distributions to shareholders	—	(81)
Common stock repurchase	(9,700)	—
Proceeds from exercises of stock options	8,813	508
Taxes paid related to net share settlement of equity awards	(8,517)	—
Other financing activities	(54)	—
Net cash provided by financing activities	361,223	196,032
Net increase in cash, cash equivalents, and restricted cash	269,812	39,632
Cash, cash equivalents, and restricted cash, beginning of period	1,266,778	347,447
Cash, cash equivalents, and restricted cash, end of period	$1,536,590	$387,079

Supplemental cash flow disclosure:
Cash paid during the period for interest	$13,858	$10,720
Cash paid during the period for income taxes	173	—

Non-cash investing and financing activities:
Unrealized losses on futures	$2,346	$—
Distributions from Onshore Solana Fund	374	81
Stock-based compensation included in capitalized internally developed software	1,769	115
Marketable securities retained in securitization transactions	—	(16,636)
Non-cash payments issued through debt	(1,699)	—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

NOTE 1 – BUSINESS AND ORGANIZATION
Figure Technology Solutions, Inc. (“FTS”, “Figure”, or the “Company”) is a financial technology company that has built a suite of blockchain-based products and solutions centered around the vision of promoting efficiency and liquidity in financial markets. The Company offers a technology-enabled loan origination system and pairs this system with a distribution marketplace, Figure Connect, providing access to a deep and broad pool of capital markets partners (together, the “Technology Offering”). In addition, the Company has utilized blockchain technology to develop an exchange for digital assets and credit, providing interest-bearing stablecoin deposits and Democratized Prime a decentralized, blockchain-based financial marketplace connecting sources and uses of capital.
2025 Corporate Transactions
During 2025, the Company completed a series of corporate transactions:
•Recombination: On August 29, 2025, FT Intermediate, Inc. (“FTI”) and Figure Markets Holdings, Inc. (“FMH”), entities under common control, recombined (the “Recombination”). FTI was subsequently renamed Figure Technology Solutions, Inc. As the Recombination was between entities under the common control of the controlling shareholder, Michael Cagney (“Controlling Party”), the transaction was accounted for in a manner similar to a pooling of interests. Accordingly, the Company’s Condensed Consolidated Financial Statements for the prior-year periods have been retrospectively recast to reflect the combined results of FTI and FMH as if they were a single consolidated entity as of the earliest period presented.
•Initial Public Offering: On September 12, 2025, the Company completed its Initial Public Offering (“IPO”) of Class A common stock. In connection with the IPO, all then-outstanding shares of convertible preferred stock were converted into shares of Class A common stock; a dual-class common stock structure was established, consisting of Class A and Class B; and shares held by the Controlling Party were converted into Class B common stock.
For additional information regarding the Recombination and the IPO, refer to Note 1 in the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Secondary Offering
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
In connection with the offering, the Company utilized approximately $10.0 million of cash on hand to repurchase 312,500 shares of its Class A common stock from the underwriters at the public offering price of $32.00 (the "Share Repurchase"). The shares acquired in the Share Repurchase are held in treasury. The completion of this transaction resulted in approximately a $10.0 million reduction in cash and cash equivalents and a corresponding increase in treasury stock, with no net impact on the total number of common shares issued.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, the Company made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The Condensed Consolidated Financial Statements include the accounts of the Company and the combined wholly-owned subsidiaries over which the Company controls significant operating, financial, and investing decisions of the entity as well as those entities deemed to be variable interest entities (“VIEs”) in which the Company is determined to have a controlling financial interest.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2026, or for any other period. Further, the balance sheet as of December 31, 2025, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to the Company's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Change in Financial Statement Presentation
Marketable Securities Income, net
As of March 31, 2026, the Company voluntarily elected to change its income statement presentation for net gains and losses on the change in fair value of marketable securities, and the interest income earned on marketable securities, by reclassifying them into a separate line item, “Marketable securities income, net”. Previously, these amounts were included within “Gain on sale of loans, net” and “Interest income”, respectively.
This change in classification has been applied retrospectively to all periods presented. It had no impact on the Condensed Consolidated Balance Sheets and no effect on previously reported total assets, total liabilities, equity, net income, or earnings per share for any period presented.
The following tables present the impact to the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows as a result of this change for the three months ended March 31, 2025.

	Three Months Ended March 31, 2025
Condensed Consolidated Statements of Operations	As Reported	Adjustment	Recast
Interest income	$16,606	$(5,382)	$11,224
Gain on sale of loans, net	32,023	(2,231)	29,792
Marketable securities income, net	—	7,613	7,613

	Three Months Ended March 31, 2025
Condensed Consolidated Statements of Cash Flows	As Reported	Adjustment	Recast
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of loans, net	$(32,023)	$2,231	$(29,792)
Change in fair value of marketable securities	—	(2,231)	(2,231)
Customer Deposit Liability
As of March 31, 2026, the Company voluntarily elected to change its presentation of cash flow activity in connection with deposits held for customer marketplace transactions. Such activity was previously reflected within operating activities in the “Accounts payable and other liabilities” line item, and are now presented in financing activities in the “Net changes in customer deposit liabilities” line item. The amounts for the three months ended March 31, 2025 were $6.5 million. The change in presentation had no impact on the Condensed Consolidated Financial Statements, other than the reclassification of amounts within the Condensed Consolidated Statements of Cash Flows captions as described herein. The movement between customer deposit liabilities and YLDS (debt) is presented as cash payments and receipts.
Change in Accounting Principle
Accounting for payment stablecoins
As of December 31, 2025, the Company voluntarily elected to change its method of accounting for payment stablecoins to classify them as cash equivalents and applied the change retrospectively. See Note 2 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a description of the change in accounting principle.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The following table presents the impact to the Condensed Consolidated Statements of Cash Flows as a result of this change to the three months ended March 31, 2025; there was no impact to the Condensed Consolidated Statements of Cash Flows beyond the line items shown below.

	Three Months Ended March 31, 2025
	As Reported	Adjustment	Recast
Investing activities:
Purchases of digital assets	$(2,053)	$434	$(1,619)
Proceeds from sales of digital assets	2,899	(304)	2,595
Change in Statement of Cash Flow Presentation Related to Retained Beneficial Interests in Loan Securitizations
As of December 31, 2025, the Company corrected the presentation of certain retained beneficial interests in loan securitization transactions within the Condensed Consolidated Statements of Cash Flows and applied the correction retrospectively. See Note 2 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a description of the correction.
The following table presents the impact to the Condensed Consolidated Statements of Cash Flows as a result of the correction for the three months ended March 31, 2025; there was no impact to the Condensed Consolidated Statements of Cash Flows beyond the line items shown below.

	Three Months Ended March 31, 2025
	As Reported	Adjustment	As Corrected
Operating activities:
Proceeds from loan sales, net of repurchases	$994,870	$(16,636)	$978,234
Purchases of marketable securities	(31,797)	31,797	—
Principal payments on marketable securities	2,476	(2,476)	—
Net cash provided by (used in) operating activities	(152,958)	12,685	(140,273)
Investing activities:
Purchases of marketable securities	—	(15,161)	(15,161)
Principal payments on marketable securities	—	2,476	2,476
Net cash used in investing activities(A)	$(3,572)	$(12,685)	$(16,257)

Non-cash investing and financing activities:
Marketable securities retained in securitization transactions	$—	$(16,636)	$(16,636)
(A) Net cash used in investing activities “As Corrected” represents the impact from this adjustment only and does not tie to the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 as it does not include the impact from the payment stablecoin presentation change disclosed in “Change in Accounting Principle” in Note 2.
Segments
The Company operates as a single operating and reportable segment. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
The CODM evaluates performance and allocates resources using consolidated net income (loss) as reported in the Condensed Consolidated Statements of Operations. Significant expense categories and revenue streams reviewed by the CODM are presented on the face of the Condensed Consolidated Statements of Operations. The CODM does not review assets, liabilities, or capital expenditures at a more granular level; accordingly, no such disclosures are presented. Total consolidated assets are presented on the Condensed Consolidated Balance Sheets.
Substantially all of the Company’s revenues and long-lived assets are located in the United States. For the three months ended March 31, 2026, Toledo Bend Investments accounted for approximately $21.1 million, or 13%, of the Company’s total net revenue. Our diversified ecosystem of whole loan buyers and access to additional liquidity through the securitization market mitigates concentration risk related to individual purchasers of loans for which we earn revenues. No other customer accounted for more than 10% of the Company’s total net revenue for each of the respective periods or for the same periods in the prior year.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Derivatives
Treasury Note Futures Contracts
The Company recorded aggregate net realized and unrealized gains (losses) for derivative assets and liabilities within “Gain on sale of loans, net” in the Condensed Consolidated Statements of Operations of $4.0 million and $(4.8) million for the three months ended March 31, 2026 and 2025, respectively. Any results from the settlement of the Company derivative financial instruments are included as “Realized gains (losses) on futures” as an investing cash flow within the Condensed Consolidated Statements of Cash Flows.
The Company records derivative assets and liabilities within “Other current liabilities” and “Other current assets” in the Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025 we recorded the following balances:

	Notional	March 31, 2026	December 31, 2025
Other current asset:
Treasury note futures	$205,000	$2,788	$442
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,425,754	$1,159,597
Payment stablecoins	38,889	38,544
Restricted cash	71,947	68,637
Total cash, cash equivalents and restricted cash	$1,536,590	$1,266,778
Accounts receivable, net

The following table presents the components of “Accounts receivable, net” reported in the Condensed Consolidated Balance Sheets:

	March 31, 2026	December 31, 2025
Trade accounts receivable	$37,446	$30,627
Interest receivable	4,402	4,440
Subservicer receivable(A)	8,813	6,914
Other accounts receivable	14,939	10,355
Less: Allowance for credit losses	(270)	(320)
Accounts receivable, net	$65,330	$52,016
(A) Subservicer receivable consists of loan principal and interest payments collected on behalf of the Company by a subservicer that have not yet been remitted to the Company.
The Company is exposed to credit risk related to trade accounts receivable. In order to manage credit risk, the Company generally has the right to withhold amounts due from transaction proceeds paid to the customer. At March 31, 2026, trade accounts receivable from four customers individually accounted for approximately 28.5%, 24.2%, 16.8%, and 12.1% of trade accounts receivables. No other customer accounted for 10% or more of trade accounts receivable.
Revenue Recognition
The Company’s revenues are substantially comprised of ecosystem and technology fees, loan originations and sales gains or losses, interest income earned on those loans, and loan servicing.
See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for the Company’s revenue recognition accounting policies.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The following table presents the components of “Ecosystem and technology fees” in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2026	2025
Ecosystem and technology fees:
Technology offering fees(A)	$17,296	$7,895
Ecosystem fees(B)	24,419	5,212
	41,715	13,107
Program fees(C)	5,591	2,506
Total ecosystem and technology fees	$47,306	$15,613
(A)    Technology offering fees include fees that are accounted under ASC 606 as well as $9.7 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively, that are in the scope of ASC 310.
(B)    Ecosystem fees include fees that are accounted for under ASC 606 as well as $7.8 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively, that are in the scope of ASC 310.
(C)    Program fees are not in the scope of ASC 606.
Software Costs
The Company amortizes internally-developed software capitalized costs within “Technology and product development” expense in the Condensed Consolidated Statements of Operations as follows:

	Estimated Useful Life (Years)	March 31, 2026	December 31, 2025
Internally developed software	3	$110,074	$101,873
Accumulated amortization(A)		(78,387)	(73,704)
Net		$31,687	$28,169
(A)    The Company amortized $4.7 million and $3.9 million of capitalized internally-developed software costs during the three months ended March 31, 2026 and 2025, respectively.
Recently Issued Accounting Standards
With the exception of those discussed below, there have not been recent changes in accounting pronouncements issued by the FASB that are applicable to, or adopted by, the Company during the three months ended March 31, 2026.
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

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
In December 2023, the FASB issued ASU 2023‐09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. ASU 2023-09 should be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the effect of adopting ASU 2023-09 on its disclosures for annual reporting for the year ended December 31, 2026.
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

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Marketable Securities
The following table summarizes the Company’s marketable securities at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Outstanding Face Amount(A)	Net Fair Value Adjustment	Carrying Value(B)
Marketable securities, at fair value:
Investment grade debt securities(C)	$231,279	$683	$231,962
Below investment grade debt securities(D)	35,075	(524)	34,551
Residual interest securities(E)	32,702	(787)	31,915
Total marketable securities, at fair value	$299,056	$(628)	$298,428

	December 31, 2025
	Outstanding Face Amount(A)	Net Fair Value Adjustment	Carrying Value(B)
Marketable securities, at fair value:
Investment grade debt securities(C)	$202,358	$1,500	$203,858
Below investment grade debt securities(D)	29,648	(521)	29,127
Residual interest securities(E)	40,803	(637)	40,166
Total marketable securities, at fair value	$272,809	$342	$273,151
(A)    The total outstanding face amount represents the aggregate face amount of the debt securities outstanding at each period end.
(B)    The Company elected the fair value option for marketable securities; therefore, carrying value represents fair value. The total carrying value includes $263.9 million and $231.8 million of debt securities collateralized under repurchase agreements at March 31, 2026 and December 31, 2025, respectively. See Notes 6 and 12 for additional information regarding the retained interest facility and valuation of the Company’s marketable securities, respectively.
(C)    Represents debt securities rated A- or above by DBRS Morningstar or comparable rating by other rating agencies.
(D)    Represents debt securities rated below A- by DBRS Morningstar or comparable rating by other rating agencies.
(E)    Represents residual interests and non-rated securities in securitizations that are not considered debt securities, including 24 and 20 non-rated securities with aggregate outstanding face amounts of $15.5 million and $20.9 million at March 31, 2026 and December 31, 2025, respectively, and 19 and 15 interest-only securities based upon aggregate outstanding principal amounts of $17.2 million and $19.9 million at March 31, 2026 and December 31, 2025, respectively.
Digital Assets
Digital Assets Held as Collateral
The Company records digital assets and the corresponding liability for digital assets held as collateral at fair value, and the Company does not consider the cost basis to be meaningful. While the collateral is in the Company’s control, the Company has the ability to use the collateral for loan, margin, rehypothecation, or other similar activities to which the Company or its affiliates are a party, however, chooses not to do so without the customer’s consent and such assets are held solely for the purpose of securing the related loans. Digital assets held for collateral are included in “Digital assets” in the Condensed Consolidated Balance Sheets. The Company originates loans collateralized by digital assets and recorded a corresponding $31.1 million and $52.6 million liability at March 31, 2026 and December 31, 2025, respectively, representing the fair value of digital assets owed to the borrower in the event of loan repayment that is included in “Other current liabilities” in the Condensed Consolidated Balance Sheets.
See Note 12 for additional information regarding the valuation of these assets and liabilities.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The following table summarizes the significant digital assets held as collateral at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Units	Fair Value	Units	Fair Value
Digital assets held as collateral:
Bitcoin (BTC)	387	26,377	527	$46,119
Ethereum (ETH)	2,265	4,767	2,173	6,450
Total digital assets held as collateral		$31,144		$52,569
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
Digital Assets Held
Digital Assets Held at Fair Value
The Company records digital assets held at fair value in both “Digital assets” and “Digital assets, non-current” in the Condensed Consolidated Balance Sheets, depending on the nature of the underlying asset and related restrictions. See Notes 2 and 12 for additional information regarding the classification and valuation of these assets.
The following table summarizes digital assets held at fair value by the Company, and by third-party custodians on behalf of the Company, at March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Digital assets held at fair value:
Solana (SOL)(A)	92,343	$11,053	$7,664	87,707	$10,731	$10,918
United States Dollar Tether (USDT)	1,044,053	1,044	1,044	958,734	959	959
Kamino Liquidity Pools	Various	23,644	23,645	Various	23,485	23,510
Other digital assets(B)	Various	1,092	900	Various	475	555
Total digital assets held at fair value		$36,833	$33,253		$35,650	$35,942
(A)    Includes 47,698 Solana (“SOL”) at March 31, 2026 that are subject to a lock-up period through January 2028 and unlocked on a monthly basis based on a contractual schedule. The locked tokens are not accessible, are staked, and earn rewards during the lock up period.
(B)    Includes various other digital asset balances, none of which individually represented more than 5% of the fair value of total digital assets held at fair value.
Digital Assets Held at Cost
The Company records digital assets held at cost, net of impairment, in “Digital assets” in the Condensed Consolidated Balance Sheets. The following table summarizes digital assets held at cost by the Company, and by third-party custodians on behalf of the Company, at March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Units	Cost Basis	Carrying Value	Units	Cost Basis	Carrying Value
Digital assets held at cost:
HASH(A)	19,846,262,501	$11,883	$11,883	19,873,741,886	$11,691	$11,691
Total digital assets held at cost		$11,883	$11,883		$11,691	$11,691
(A)    Represents native utility tokens used by the Company as a medium of exchange (“HASH”), maintained by an affiliated entity. See Note 11 for additional information regarding the related party relationship.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Digital Assets Activity
The following table summarizes activities involving the Company’s digital assets for the three months ended March 31, 2026 and 2025:

	Held as Collateral	Held at Fair Value(A)	Held at Cost
Balance at December 31, 2024	$64,439	$19,207	$1,506
Purchases(B)	—	1,619	—
Sales(C)	—	(2,595)	—
Collateral received(D)	19,280	—	—
Collateral returned(D)	(11,217)	—	—
Gains(E)	—	2,338	—
Distributions from Fund I(F)	—	1,177	—
Change in fair value(G)	(12,660)	(7,782)	—
Balance at March 31, 2025	$59,842	$13,964	$1,506

Balance at December 31, 2025	$52,569	$35,942	$11,691
Purchases(B)	—	825	901
Sales(C)	—	(32)	(709)
Collateral received(D)	11,491	—	—
Collateral returned(D)	(21,326)	—	—
Gains(E)	—	274	—
Distributions from Fund I(F)	—	374	—
Change in fair value(G)	(11,590)	(4,130)	—
Balance at March 31, 2026	$31,144	$33,253	$11,883
(A) Period activity for the three months ended March 31, 2025 has been recast to reflect the reclassification of payment stablecoins from “Digital assets” to “Cash and cash equivalents”. This change resulted in a $(0.4) million change to Purchases activity and a $0.3 million change to Sales activity for the three months ended March 31, 2025. See Note 2, Change in Accounting Principle, for further details.
(B) Includes receipts of digital assets held resulting from the disbursement of cash.
(C) Includes transactions related to the settlement and transfer of digital assets held in exchange for the receipt of cash.
(D) Collateral received and returned includes movements impacting digital assets held as collateral associated with borrower personal loan activities which can include receipt of digital assets held as collateral related to loan originations, combined loan to value maintenance, and returns of collateral owed to the borrower once a loan has been repaid.
(E) Includes realized gains incurred on the sale of digital assets held for sale, and the recognition of income associated to blockchain staking rewards which are reflected in “Other expense, net” in the Condensed Consolidated Statements of Operations. No realized gains were recorded for digital assets held as collateral, as the liquidation of collateral reduces the corresponding liability and cash proceeds are applied to the borrower’s personal loan balance.
(F) Represents distributions of digital assets received from SOL Opportunity Fund L.P. (“Domestic Solana Fund”), a domestic fund that invests primarily in SOL.
(G) There is a corresponding liability to return digital assets held as collateral that is an embedded derivative. The embedded derivative and the host contract are reported within “Other current liabilities” on the Condensed Consolidated Balance Sheets. The change in the fair value of the embedded derivative and the change in the digital assets held as collateral have a naturally offsetting relationship and are recorded within “Other expense, net” on the Condensed Consolidated Statements of Operations.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Equity Investments
The Company holds the following minority investments in certain entities not considered significant to the Company and recorded within “Other non-current assets” in the Condensed Consolidated Balance Sheets, with the Company’s share of net income of equity-method investees recorded as “Other revenue” in the Condensed Consolidated Statements of Operations. The following table presents the carrying value of these investments at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Equity Interest	Investment	Investment
Equity method investees:
Domestic Solana Fund	4.8%	$1,252	$2,104
Reflow Services, LLC	17.3%	50	800
Fig SIX Mortgage, LLC	5.0%	2,477	2,477
Evergreen Funds(A)	(A)	9,753	—
Total equity method investments		13,532	5,381
Measurement alternative investments		2,419	1,419
Total equity investments		$15,951	$6,800
(A) The Evergreen Funds represent the Company’s 33.3% and 55% interest in VS Evergreen Fund GP LLC and VS Evergreen Financing Fund LP, respectively. The Company does not consolidate the Evergreen Funds as the Company is not the primary beneficiary.
The following table summarizes activities involving the Company’s equity investments:

	Equity Method Investments	Measurement Alternative Investments	Total
Balance at December 31, 2024	$6,668	$1,542	$8,210
Share of investee earnings	(2,180)	—	(2,180)
Dividends received	(1,801)	—	(1,801)
Contributions	58	—	58
Measurement alternative adjustments	n.a.	—	—
Balance at March 31, 2025	$2,745	$1,542	$4,287

Balance at December 31, 2025	$5,381	$1,419	$6,800
Share of investee earnings	(417)	—	(417)
Dividends received	(1,184)	—	(1,184)
Contributions	9,752	1,000	10,752
Measurement alternative adjustments	n.a.	—	—
Balance at March 31, 2026	$13,532	$2,419	$15,951
NOTE 4 – SERVICING
The following table summarizes the Company’s servicing assets at March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	UPB of Underlying Loans	Loan Count	Carrying Value(A)	UPB of Underlying Loans	Loan Count(B)	Carrying Value(A)
HELOC loans	$14,413,966	191,280	$123,964	$12,783,215	172,540	$111,211
Mortgage loans	145,060	265	1,967	147,268	270	1,853
Total servicing assets	$14,559,026	191,545	$125,931	$12,930,483	172,810	$113,064
(A)    The Company records loan servicing assets at fair value. The total carrying value includes $61.9 million and $63.8 million of collateralized loan servicing rights at March 31, 2026 and December 31, 2025, respectively. See Notes 6 and 12 for additional information regarding the mortgage service right (“MSR”) financing arrangement and valuation of the Company’s servicing rights, respectively.
(B) The loan count for HELOC loans was incorrectly presented in thousands, instead of ones, at December 31, 2025, and has been corrected to be properly presented in ones.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The following table presents a rollforward of the Company’s servicing assets for the three months ended March 31, 2026 and 2025:

Balance at December 31, 2024	$88,497
Change in fair value due to:
Additions(A)	10,269
Realization of cash flows(B)	(5,240)
Change in valuation inputs and assumptions	(4,703)
Total impact of change to fair value	326
Balance at March 31, 2025	$88,823

Balance at December 31, 2025	$113,064
Change in fair value due to:
Additions(A)	20,352
Realization of cash flows(B)	(8,669)
Change in valuation inputs and assumptions	1,184
Total impact of change to fair value	12,867
Balance at March 31, 2026	$125,931
(A)    Represents the fair value of servicing rights retained upon sale of originated and purchased loans.
(B)    Based on the paydown of the underlying loans.
The following table summarizes the geographic concentration of the loans underlying the servicing rights at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
State	Amount Outstanding(A)	% of Total	Amount Outstanding(A)	% of Total
California	$3,603,059	24.7%	$3,239,619	25.1%
Florida	1,736,919	11.9	1,553,217	12.0
Arizona	700,695	4.8	634,623	4.9
Georgia	644,475	4.4	579,494	4.5
Washington	528,940	3.6	490,630	3.8
New Jersey	512,202	3.5	455,704	3.5
Ohio	475,199	3.3	414,065	3.2
Virginia	472,959	3.2	413,862	3.2
North Carolina	393,825	2.7	358,185	2.8
Colorado	371,633	2.6	338,515	2.6
Other (B)	5,119,120	35.3	4,452,569	34.4
Total	$14,559,026	100.0%	$12,930,483	100.0%
(A)    Represents the principal balance of loans that the Company services.
(B)    The Company did not service loans in any state or U.S. territory contained in “Other” aggregating to more than 5% of the total amount outstanding of the loans that the Company services.
As part of its servicing operations, the Company held principal, interest, and other borrower payments of $434.5 million and $364.9 million at March 31, 2026 and December 31, 2025, respectively, due to third-party loan buyers recorded as “Payables to third-party loan owners” in the Condensed Consolidated Balance Sheets. The Company makes payments on these arrangements by remitting amounts due from proceeds received from borrower payments on the underlying loans. Additionally, the Company has outstanding liability obligations to repurchase loans that are in early payment default status. At March 31, 2026 and December 31, 2025, the total obligation to repurchase loans associated with contractual arrangements was $16.8 million and $17.7 million, respectively, recorded in “Payables to third-party loan owners” in the Condensed Consolidated Balance Sheets.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

NOTE 5 – LOANS
The Company records loans at fair value, therefore carrying value represents fair value; see Note 12 for additional information regarding the valuation of loans.
The following table summarizes loans held by the Company at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	UPB	Carrying Value	UPB	Carrying Value
Loans held for sale:
HELOC loans(A)	$426,137	$437,577	$312,401	$320,566
Personal loans(B)	57,907	57,670	79,350	79,113
Other(C)	8,681	8,653	4,724	4,658
Total loans held for sale	$492,725	$503,900	$396,475	$404,337
(A)    The total carrying value of HELOC loans includes $15.7 million and $21.7 million of collateralized HELOCs under repurchase agreements at March 31, 2026 and December 31, 2025, respectively, which are not for sale while collateralized. See Notes 6 and 12 for additional information regarding funding debt outstanding and valuation of the Company’s loans at fair value, respectively.
(B)    Loans collateralized by digital assets.
(C)    Primarily contains residential transition loans, other mortgage loans, legacy mortgages and other unsecured loans.
Loans are generally placed on non-accrual status when principal or interest is 90 days or more past due. The Company does not consider the average carrying values and interest income recognized (including interest income recognized using a cash-basis method) material for non-accrual loans. The Company placed loans held for sale with an aggregate UPB of $14.0 million and $2.4 million and fair value of $9.6 million and $1.6 million on non-accrual status at March 31, 2026 and December 31, 2025, respectively.
The Company did not hold any loans for investment at March 31, 2026 or December 31, 2025.
The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans held by the Company at March 31, 2026 and December 31, 2025.

	March 31, 2026			December 31, 2025
Payment Delinquency	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Loans held for sale:
Current	$460,163	$471,977	$11,814	$374,842	$383,602	$8,760
30 to 59 days	10,724	10,711	(13)	2,308	2,229	(79)
60 to 89 days	2,285	2,208	(77)	4,193	4,030	(163)
90 days or more	19,207	18,649	(558)	14,387	13,717	(670)
Forbearance	346	355	9	745	759	14
Total loans held for sale	$492,725	$503,900	$11,175	$396,475	$404,337	$7,862

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The following table summarizes the Company’s loan activity for the three months ended March 31, 2026 and 2025:

Loans Held for Sale
Balance at December 31, 2024	$395,922
Purchases	516,863
Originations	680,350
Sales, net of repurchases	(974,207)
Principal payments	(95,990)
Change in fair value(A)	6,168
Loans not yet repurchased	1,419
Balance at March 31, 2025	$530,525

Balance at December 31, 2025	$404,337
Purchases	1,027,603
Originations	1,204,129
Sales, net of repurchases	(1,944,326)
Principal payments	(191,230)
Change in fair value(A)	4,299
Loans not yet repurchased	(912)
Balance at March 31, 2026	$503,900
(A)    Change in fair value of loans are reflected in “Gain on sale of loans, net” in the Condensed Consolidated Statements of Operations.
The top five loan originators for the three months ended March 31, 2026 and 2025 originated $793.5 million and $387.1 million unpaid principal balance of loans, or 77.8% and 73.9%, of total unpaid principal balance of loans purchased by the Company, whose “Gain on sale of loans, net” revenue represent 15.3% and 15.0% of total revenue, respectively.
The top five loan purchasers for the three months ended March 31, 2026 and 2025 purchased $1.7 billion and $516.2 million unpaid principal balance of loans, or 51.6% and 73.6%, of total unpaid principal balance of loans sold by the Company, excluding zero and $73.5 million unpaid principal balance securitized, whose “Gain on sale of loans, net” revenue represent 27.1% and 17.8% of total revenue, respectively.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

NOTE 6 – DEBT
The following table summarizes the Company’s debt components:

	March 31, 2026					December 31, 2025
	Carrying Value	Facility Inception Date	Final Stated Maturity(A)	Weighted Average Funding Cost	Collateral Carrying Value	Carrying Value
Debt carried at cost:
Funding debt:
Warehouse Facility 1(B)	$2,482	November 2022	May 2026	5.9%	$3,128	$2,904
Warehouse Facility 2(C)	441	February 2023	January 2027	6.7	2,065	7,039
Warehouse Facility 3(D)	—	October 2023	n.a.	—	—	—
REIT Warehouse(E)	—	October 2024	December 2026	7.2	—	750
Warehouse Facility 4(F)	—	May 2024	May 2026	—	—	—
Warehouse Facility 5(G)	973	April 2025	April 2026	9.0	1,223	1,700
Warehouse Facility 6(H)	10,349	July 2025	June 2027	6.0	9,287	6,063
Digital Asset Loan Facility(I)	598	April 2025	October 2026	26.8	28	3,097
	14,843					21,553

MSR financing:
Lender 1(J)	40,000	June 2024	June 2026	16.9	61,859	40,000

Financed retained interests:
Retained Interest Facility(K)	263,796	April 2023	Various(L)	6.3	263,935	231,633

Total debt carried at cost, gross	318,639					293,186

Unamortized deferred financing costs(M)	(2,500)					(2,603)
Total debt carried at cost, net	316,139					290,583

Debt at fair value:
FCC(N)	125,496					76,110
Democratized Prime YLDS(O)	49,093					24,409
	174,589					100,519

Debt at fair value to related parties:
FCC - related parties(N)	73,623					2,050
Democratized Prime YLDS - related parties(O)	302,903					164,085
	376,526					166,135

Total debt carried at fair value	551,115					266,654

Total debt	$867,254					$557,237
(A)    Debt obligations with a stated maturity through the date of issuance of the Condensed Consolidated Financial Statements were refinanced, extended or repaid.
(B)    Warehouse Facility 1 bears interest at Secured Financing Overnight Rate (“SOFR”) plus a spread of 2.25% at March 31, 2026.
(C)    Warehouse Facility 2 bears variable interest at SOFR plus a spread between 2.15% and 5.50% at March 31, 2026. A portion of the facility is also subject to a 0.5% non-use fee.
(D)    Warehouse Facility 3 is an advance facility in which the lender earns carry on collateral in the facility.
(E)    Real Estate Investment Trust ("REIT") Warehouse was the warehouse for Figure REIT, Inc. As of March 27, 2026, Figure REIT, Inc. merged with and into VS Evergreen Acquisition Co. L.P.. As a result of the merger, Figure REIT, Inc. is no longer controlled nor consolidated by FTS. See Note 7, “Noncontrolling Interests in Consolidated Subsidiaries”, for further discussion on the merger.
(F)    Warehouse Facility 4 bears interest at SOFR, plus a spread of 3.5% at March 31, 2026. The facility also carries a 0.5% exit fee on all loans repurchased from the facility.
(G)    Warehouse Facility 5 bears interest at SOFR, plus a spread of 2.35%.
(H)    Warehouse Facility 6 bears interest at SOFR, subject to a 2.0% floor, plus a spread of 1.75%.
(I)    The Digital Asset Loan Facility bears interest at a rate of 13.5%.
(J) The MSR Note bears interest at 16.5% per annum and secured by eligible servicing assets, which include servicing fees related to loan servicing rights owned by, or delegated to, the Company.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

(K)    Under the Retained Interest Facility, the interest accrued on the securities and beneficial interests is payable to the lender during the period the loans are held plus a spread between 0.50% and 0.55%, depending on the tranche to which the Company pledges collateral.
(L)    The maturities of financed retained interests align with the terms of the underlying securities. The financed retained interest have maturity dates through March 2056.
(M)    During the three months ended March 31, 2026 and 2025, the Company amortized $0.4 million, and $0.3 million, respectively, of deferred financing costs.
(N)    Interest accrues at a rate of SOFR less 35 basis points based on the face-amount certificates issued by FCC. Certificates mature 20 years from the issue date, but may be surrendered at any time by the holder at face amount, plus accrued interest minus any applicable expenses or fees.
(O)    Interest is accrued at an hourly rate that is agreed upon through a Dutch auction process; during the three months ended March 31, 2026, the average interest rate was 8.1%. YLDS can be redeemed by the holder at face amount, plus accrued interest minus any applicable expenses or fees on demand.
Maturities
Contractual maturities of recourse and nonrecourse debt obligations at March 31, 2026, are as follows:

Years Ending December 31,	Recourse	Nonrecourse	Total
2026	$42,482	$1,571	$44,053
2027	10,790	—	10,790
2028	—	—	—
2029	—	—	—
2030	—	—	—
Thereafter	—	263,796	263,796
	$53,272	$265,367	$318,639
Borrowing Capacity
The following table represents borrowing capacity of committed debt facilities that have not matured at March 31, 2026:

	March 31, 2026
	Borrowing Capacity	Balance Outstanding	Available Financing
Funding Debt:
Warehouse Facility 1	$150,000	$2,482	$147,518
Warehouse Facility 2	335,300	441	334,859
Warehouse Facility 4	250,000	—	250,000
Warehouse Facility 5	300,000	973	299,027
Warehouse Facility 6	300,000	10,349	289,651
Digital Asset Loan Facility	30,000	598	29,402

MSR financing:
Lender 1	40,000	40,000	—

Financed retained interests:
Retained Interest Facility	500,000	263,796	236,204
	$1,905,300	$318,639	$1,586,661
Certain debt obligations are subject to customary loan covenants, such as minimum tangible net worth, minimum liquidity, maximum leverage ratios, required range of net income or loss during specified periods, periodic financial reporting requirements, and event of default provisions, including event of default provisions triggered by certain specified declines in the Company’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. The Company was in compliance with all of its debt covenants at March 31, 2026.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Facilities
The following summarizes the debt facilities that the Company entered into or amended during the three months ended March 31, 2026 and the year ended December 31, 2025:
Warehouse Facility 1
In May 2025, the Company and its lender amended Warehouse Facility 1 to reduce the borrowing capacity to $150.0 million, expand eligible collateral types, and reduce certain funding costs. The amended facility has an initial maturity date of May 2026, and borrowings under the facility bear interest at a rate of SOFR plus a spread of 2.25%.
Warehouse Facility 2
In January 2026, the Company and its lender amended Warehouse Facility 2 to extend the facility maturity date to January 2027, and add a facility sub-limit of $50.0 million for certain loan products. No other terms of the facility were amended.
REIT Warehouse
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
The REIT Warehouse was the warehouse for Figure REIT, Inc. As of March 27, 2026, Figure REIT, Inc. merged with and into VS Evergreen Acquisition Co. L.P. As a result of the merger, Figure REIT, Inc. is no longer controlled nor consolidated by FTS. See Note 7, “Noncontrolling Interests in Consolidated Subsidiaries”, for further discussion on the merger.
Warehouse Facility 5
In April 2025, the Company entered into a master repurchase agreement with a major banking institution that contains customary debt covenants, a borrowing capacity of $300.0 million, including $1.0 million in committed capacity, and an initial maturity date in April 2026, with the option to renew at maturity. Borrowings under the facility bear interest at a rate of SOFR plus 2.35%.
Warehouse Facility 6
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
In July 2025, the Company amended Warehouse Facility 6 to permanently increase the facility limit to $200.0 million. In December 2025, the Company amended Warehouse Facility 6 to increase the facility limit to $300.0 million.
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

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

FCC
At March 31, 2026, FCC had $125.5 million and $73.6 million outstanding face-amount certificates to third parties and related parties, respectively, redeemable upon redemption of YLDS. At December 31, 2025, there were $76.1 million and $2.1 million outstanding face-amount certificates to third parties and related parties, respectively. The certificates entitle the certificate owner to receive, at certificate maturity, a stated amount of money, interest, or credits declared from time to time by FCC, at its discretion. The certificates issued by FCC are not insured by any government agency or other entity.
Democratized Prime YLDS
At March 31, 2026, FCC had $49.1 million and $302.9 million outstanding face-amount certificates to third parties and related parties, respectively, redeemable upon redemption of YLDS. At December 31, 2025, there were $24.4 million and $164.1 million outstanding face-amount certificates to third parties and related parties, respectively. Democratized Prime YLDS represents liabilities where parties have lent YLDS to the Company through the Democratized Prime platform. The Company pays interest based on a rate agreed upon through a Dutch auction process defined within the pool and can be redeemed each hour for YLDS. The YLDS are collateralized by pools of HELOC loans and are not insured by any government agency or other entity.
NOTE 7 – EQUITY
The following table summarizes the Company’s equity instruments at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Authorized Shares(A)	Issued and Outstanding Shares	Potential Common Shares(B)
			Options	RSUs
Class A Common Stock, $0.0001 par value per share	1,000,000,000	180,812,863	24,253,561	5,429,391
Class B Commons Stock, $0.0001 par value per share	200,000,000	37,893,047	7,760,846	4,934,786
Blockchain Common Stock, $0.0001 par value per share	500,000,000	687,920	—	—
Preferred Stock, $0.0001 par value per share	100,000,000	—	—	—
Total	1,800,000,000	219,393,830	32,014,407	10,364,177

	December 31, 2025
	Authorized Shares(A)	Issued and Outstanding Shares	Potential Common Shares(B)
			Warrants	Options	RSUs
Class A Common Stock, $0.0001 par value per share	1,000,000,000	178,485,407	183,333	25,741,803	4,974,764
Class B Commons Stock, $0.0001 par value per share	200,000,000	37,893,047	—	7,760,846	5,134,845
Blockchain Common Stock, $0.0001 par value per share	500,000,000	—	—	—	—
Preferred Stock, $0.0001 par value per share	100,000,000	—	—	—	—
Total	1,800,000,000	216,378,454	183,333	33,502,649	10,109,609
(A)    As authorized by the Company’s Charter. The holders of Class A common stock and Blockchain common stock are entitled to one vote for each share of common stock held. The holders of Class B common stock are entitled to ten votes for each share of common stock held.
(B)    Includes the equity instruments of the 2018 Equity Incentive Plan, the 2024 Equity Incentive Plan, and the 2025 Incentive Award Plan.
Warrants
In March 2024, the Company issued warrants to purchase up to 411,219, 411,219, and 1,644,881 Series E convertible preferred shares to an existing convertible preferred shareholder in exchange for a software license, one year of software development services, and up to two years of other services, respectively, for a total of 2,467,319 shares at an exercise price of $3.23 per share. All of the warrants have been earned and exercised as of March 31, 2026 into Class A common stock.
During the three months ended March 31, 2025, the Company recognized equity-based expense within “Technology and product development” in the Condensed Consolidated Statements of Operations of $2.9 million related to the warrants. There was zero equity-based expense for warrants for the three months ended March 31, 2026.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Equity-Based Compensation
The Company grants equity-based compensation in the form of options and RSUs for its officers, employees, and other service providers under the terms of the applicable equity incentive plans for the purpose of providing incentives and rewards for service or performance that align the interest of grantees with the long-term growth and profitability of the Company. The Company grants RSUs to employees and members of the board which vest subject to either (i) continued service, or (ii) continued service and a market condition tied to the Company’s share price over defined performance periods. The Company only granted RSUs which vest solely subject to continued service during the three months ended March 31, 2026.
The Company records stock-based compensation for service-based RSUs on a straight-line basis over the requisite service period, which is generally the vesting period. The Company recognizes expense only for the stock-based awards that ultimately vest, and accounts for forfeitures of stock-based awards as those forfeitures occur. The following table presents the amount of stock-based compensation expense related to equity-based compensation recognized in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2026	2025
General and administrative	$23,474	$1,726
Technology and product development(A)	1,841	3,459
Operations and processing	152	77
Sales and marketing	411	79
Total equity-based compensation expense	$25,878	$5,341
(A)    Technology and product development has been corrected to include $2.9 million of equity-based expense for warrants for the three months ended March 31, 2025. There is zero equity-based expense for warrants for the three months ended March 31, 2026.
Equity Incentive Plans
2018 Equity Incentive Plan
In 2018, the Company adopted the 2018 Equity Incentive Plan (as amended and/or restated, the “2018 Plan”) that authorized the Company to grant awards of up to 52,346,283 shares of common stock of FTS to FTS’ employees, non-employees, officers, and directors in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and RSUs. Each award outstanding under the 2018 Plan continues to be governed by the terms and conditions of the 2018 Plan. In connection with the IPO, the 2018 Plan awards were amended to cover shares of Class A common stock (or, if determined by the plan administrator, Class B common stock). As of December 31, 2025 the Company had granted awards equivalent to 56,462,313 shares of common stock, gross of forfeited and cancelled shares that could be recycled back into authorized shares under the 2018 Plan. In connection with the IPO, the Company froze the 2018 Plan and no new awards will be granted under the 2018 Plan.
2024 Equity Incentive Plan
In 2024, FMH adopted the 2024 Equity Incentive Plan (as amended and/or restated, the “2024 Plan”) that authorized FMH to grant awards of up to 4,635,234 shares of common stock of FMH to FMH employees, non-employees, officers, and directors in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock and RSUs. As part of the Recombination, the Company assumed the 2024 Plan and all options outstanding thereunder as of the Recombination Date, and such outstanding options were converted to options of FTS. As of December 31, 2025 the Company had granted option awards equivalent to 3,172,306 shares of common stock, gross of forfeited and cancelled awards under the 2024 Plan. There were no RSUs granted under the 2024 Plan. In connection with the IPO, the Company froze the 2024 Plan and no new awards will be granted under it.
2025 Incentive Award Plan
As part of the IPO, the Company adopted the 2025 Incentive Award Plan (as amended and/or restated, the “2025 Plan”) in order to facilitate the grant of equity incentives to directors, employees (including named officers), and consultants of the Company. The 2025 Plan authorizes the issuance of 22,985,926 of Class A or Class B common stock of FTS, subject to an automatic increase on January 1 of each calendar year from January 1, 2026 through and including January 1, 2035, by a number of shares equal to the lesser of (i) 5% of the total shares of the aggregate number of shares of Class A common

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

stock and Class B common stock outstanding (on an as-converted basis) as of the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the board. Awards under the 2025 Plan may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs, stock payments, and other incentive awards and cash awards. As of March 31, 2026, the Company had granted awards equivalent to 1,979,036 and 8,535,845 shares of Class A and Class B common stock, respectively, and as of December 31, 2025 1,017,792 and 8,535,845 shares of Class A and Class B common stock, respectively, gross of forfeited and delivered awards under the 2025 Plan.
2025 Employee Stock Purchase Plan (“ESPP”)
In connection with the IPO, the Company adopted the ESPP under which eligible employees may purchase shares of Class A common stock of FTS, up to a maximum percentage of their eligible compensation (which shall be 20% unless otherwise specified in an applicable offering document), subject to certain IRS and share purchase limitations, at 85% of the lower of the closing price (fair market value) of a share of FTS on the first day of the offering period or the purchase date, whichever is lower. As of March 31, 2026, there have been no offering periods under the ESPP program.
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
Unrecognized Compensation Expense
At March 31, 2026, the Company has not yet recognized compensation expense for the following awards:

Vesting Condition	Weighted Average Recognition Period (Years)	Shares			Unrecognized Compensation Expense
		Options	RSUs	Total	Options	RSUs
Time-based(A)	3.4	8,438,209	4,505,985	12,944,194	$55,465	$125,153
Multiple(A)(B)	1.1	—	5,926,680	5,926,680	—	40,359
Total		8,438,209	10,432,665	18,870,874	$55,465	$165,512
(A)    Awards typically vest over a period of 1 to 4 years and awards generally have a one year cliff vesting feature with quarterly vesting thereafter.
(B)    Awards include a service period vesting condition as well as market based and liquidity-based vesting conditions. The liquidity event for awards which have that feature has been satisfied in connection with the IPO.
Share Repurchase Program
On February 25, 2026, the Company’s Board of Directors authorized a program under which the Company may repurchase up to $200 million of its Class A common stock and Blockchain common stock over the next 12 months subject to market conditions, contractual restrictions and other factors (the “Share Repurchase Program”).
Repurchases under the Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, accelerated share repurchase transactions, or by other means in accordance with applicable securities laws and regulations. The timing, number of shares repurchased, and prices paid will depend on market conditions, share price, trading volume, corporate considerations, and other factors. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company also treats shares of common stock withheld for tax purposes on behalf of employees in connection with the vesting of RSUs as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are considered common stock repurchases under our authorized common stock repurchase program. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization.

The Share Repurchase Program does not obligate the Company to acquire any particular amount of stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
The Company did not repurchase any stock under the Share Repurchase Program during the three months ended March 31, 2026.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Noncontrolling Interests in Consolidated Subsidiaries
The following amounts relate to equity interests held by third-party investors in a real estate investment trust subsidiary, Figure REIT, Inc. (“Figure REIT”) and the Figure Markets Offshore Opportunity Investment Fund L.P. (“Offshore Solana Fund”) both of which the Company consolidates, but does not wholly-own.
On March 27, 2026, Figure REIT merged with and into the VS Evergreen Acquisition Co. L.P., a subsidiary of VS Evergreen Financing Fund LP. The surviving entity is VS Evergreen Acquisition Co. L.P., a Delaware limited partnership ("Evergreen"). The Company redeemed all issued and outstanding shares of the 12.0% Series A Redeemable Cumulative Preferred Stock for $1,019 per share and the shares are considered cancelled and no longer outstanding. Each outstanding share of the Company’s voting and non-voting common stock held by Figure REIT stockholders immediately prior to the effective time was converted on a one-for-one basis into Evergreen fund units. As a result of the merger, Figure REIT is no longer controlled by FTS, as FTS’s ownership interests have moved into VS Evergreen Financing Fund LP and FTS is not the primary beneficiary of VS Evergreen Financing Fund LP. The Company did not recognize a gain or loss on the transaction, and the Company’s new investment in the Evergreen Funds is disclosed in Note 3, “Equity Investments”.
The noncontrolling interests included in net income (loss) are computed as follows:

	Three Months Ended March 31,
	2026			2025
	Net Income (Loss)	Non-controlling Interest as a % of Total(A)	Non-controlling Interest in Income of Consolidated Subsidiaries(B)	Net Income (Loss)	Non-controlling Interest as a % of Total(A)	Non-controlling Interest in Income of Consolidated Subsidiaries(B)
Figure REIT	$353	45.0%	$159	$874	44.6%	$390
Offshore Solana Fund	(2,024)	2.8	(57)	(6,536)	2.8	(183)
Total	$(1,671)		$102	$(5,662)		$207
(A)    Represents the weighted average percentage of total noncontrolling shareholders’ net income (loss) in consolidated subsidiaries throughout the period, which may not agree to the percentages as calculated based on the ending balances presented above.
(B)    Balances may not cross-foot due to rounding for presentation purposes in the Noncontrolling Interest as a Percent of Total shown.
The noncontrolling interests in the equity of consolidated subsidiaries are computed as follows:

	March 31, 2026			December 31, 2025
	Total Consolidated Equity	Non-controlling Ownership Interest as a Percent of Total	Non-controlling Interest in Equity of Consolidated Subsidiaries	Total Consolidated Equity	Non-controlling Ownership Interest as a Percent of Total	Non-controlling Interest in Equity of Consolidated Subsidiaries
Figure REIT	$—	—%	$—	$18,217	45.0%	$8,178
Offshore Solana Fund	(41)	2.8	(1)	6,602	2.8	186
Total	$(41)		$(1)	$24,819		$8,364
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

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The rights, including the liquidation and dividend rights and sharing of losses, of the Class A common stock, Blockchain common stock, and Class B common stock are identical, other than voting rights. As the liquidation and dividend rights and sharing of profits are identical, the undistributed earnings are allocated on a proportionate basis for those classes and the resulting net income (loss) per share will, therefore, be the same for Class A common stock, Blockchain common stock, and Class B common stock on an individual or combined basis, and they have been combined as common shares below.
The following table sets forth the calculation of basic and diluted net income (loss) per common share for the periods presented:

	Three months ended March 31,
	2026	2025
Numerator:
Net income (loss) attributable to FTS	$44,945	$(820)
Less: Undistributed earnings attributable to convertible preferred stockholders	—	—
Net income (loss) attributable to common stockholders, basic and diluted	$44,945	$(820)

Denominator:
Basic weighted average common shares attributable to FTS	217,277,605	69,398,649
Add: effect of dilutive securities related to share-based payment awards (A)	31,552,067	—
Diluted weighted average common shares attributable to FTS	248,829,672	69,398,649

Net income (loss) per common share attributable to FTS, basic	$0.21	$(0.01)
Net income (loss) per common share attributable to FTS, diluted	$0.18	$(0.01)
(A) The dilutive impact of share-based payment awards and warrants for the three months ended March 31, 2026, comprised of 25,815,326 shares related to stock options and 5,736,741 related to unvested RSUs, respectively. As the three months ended March 31, 2025 resulted in a net loss position, 16,228,153 potentially dilutive shares outstanding in connection with share based-payment awards were excluded from the computation of diluted net income (loss) per common share as the effect would have been anti-dilutive.

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
The following table presents the carrying value and classification of the assets and liabilities of VIEs consolidated within the Condensed Consolidated Balance Sheets, after elimination of intercompany balances:

	March 31, 2026		December 31, 2025
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
Offshore Solana Fund	$3,963	$1	$44,760	$—
Figure REIT(B)	—	—	20,789	1,847
Figure Certificate Company	601,847	601,555	329,921	329,219
Total	$605,810	$601,556	$395,470	$331,066
(A) As of March 27, 2026, Figure REIT, Inc. merged with and into VS Evergreen Acquisition Co. L.P.. As a result of the merger, Figure REIT, Inc. is no longer controlled nor consolidated by FTS. See Note 7, “Noncontrolling Interests in Consolidated Subsidiaries”, for further discussion on the merger.
Additionally, the Company has wholly-owned consolidated VIEs that are formed to acquire, receive, participate, hold, release and dispose of participation interests for the Company’s warehouse facilities. The Company is the primary

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

beneficiary of these VIEs, and retains the risks and benefits associated with the assets and liabilities transferred to the VIEs. See Note 6 for further discussion of the Company’s warehouse facilities.
Offshore Solana Fund
The Offshore Solana Fund was initially a wholly-owned subsidiary of the Company. In July 2024, the Company sold 2.8% of the Offshore Solana Fund limited partnership interests to unrelated third parties. As of March 31, 2026, the Company holds a 97.2% interest in the Offshore Solana Fund. Through its ownership of the general partner, the Company has the power to direct the activities that most significantly impact the economic performance of the Offshore Solana Fund and the Company has an obligation to absorb losses or receive returns of the Offshore Solana Fund. Third-party limited partners in the Offshore Solana Fund hold a ratable interest in the fair value of the Offshore Solana Fund’s net assets, and the Company presents such noncontrolling interests at fair value in the Condensed Consolidated Balance Sheets and reflects changes thereon in the Condensed Consolidated Statements of Operations.
See Note 7 for further discussion of noncontrolling interests in the Offshore Solana Fund.
Figure Certificate Company
FCC is a face-amount certificate company registered with the SEC and is a wholly-owned subsidiary of the Company. The Company holds all voting rights in FCC and it directs the activities that most significantly impact the economic performance of FCC.
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
The following table summarizes the aggregate risk characteristics of the unconsolidated VIEs and the Company’s maximum exposure to loss at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
UPB of securitization collateral	$6,766,151	$4,595,629
Face amount of debt held by third parties	$6,689,854	$4,805,192
Maximum exposure(A)	$377,552	$347,793
Weighted average delinquency(B)	0.8%	0.8%
(A)    Primarily represents the aggregate fair value of the Company’s investments in marketable securities and collateralized servicing assets. In certain cases, the Company is also obligated to fund securitization reserve accounts. See Note 10 for further discussion regarding the Company’s reserve account funding obligations.
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

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Loan Purchase and Servicing Commitments — The Company enters into agreements with various loan origination partners to purchase and service the loans they originate through the Technology Offering. At March 31, 2026 and December 31, 2025, purchase commitments were not material. The Company does not record an asset or liability for purchase or servicing commitments since it expects such commitments to benefit the Company, the Company has not yet taken control of the underlying loans, and the commitments are not material.
Loan Funding Obligations — The HELOC loans that the Company originates or purchases include terms that permit borrowers to draw amounts, or redraw previously repaid amounts, typically up to a 5-year period after the original origination date. At March 31, 2026 and December 31, 2025, borrowers were able to borrow up to $118.9 million and $105.1 million on undrawn HELOC loans that the Company has committed to fund. Additionally, the Company has $53.1 million and $16.9 million in unfunded loan commitments at March 31, 2026 and December 31, 2025, respectively, related to loans originated or purchased near the end of each respective period, which were substantially settled within a week after each period end.
Loan Repurchase Obligations — The Company has contractual agreements with certain loan buyers to repurchase or substitute loans where a borrower misses a payment within 30 to 90 days since the loan’s origination, though the Company indemnifies the loan buyer against future losses on such loans in certain cases. The repurchase price is equal to the original sale price to the loan purchaser and the Company recognizes a loss to the extent the repurchase price of the loan exceeds the estimated fair value on the repurchase date, further adjusted upon resale of the loan, if applicable. The Company generally continues to service the defaulting loan through a third-party subservicer. The Company repurchased loans for which it recognized gains (losses) of $(47) thousand and $(1.6) million for the three months ended March 31, 2026, and 2025, respectively, within “Other expense” in the Condensed Consolidated Statements of Operations.
At March 31, 2026, the Company has contingent commitments to repurchase loans with an aggregate UPB of up to $2.0 billion for which the Company recorded repurchase obligations totaling $16.8 million within “Payables to third-party loan owners” in the Condensed Consolidated Balance Sheets. The Company recorded a reserve of $5.9 million within “Other current liabilities” in the Condensed Consolidated Balance Sheets, based on the Company’s estimate of expected future losses at March 31, 2026.
Securitization Reserve Account Funding Obligations — The Company, in its capacity as servicer of certain securitizations, has committed to fund and replenish customary reserve accounts held by the securitization trust that the Company initially funds at the time of securitization in an amount based upon expected prepayments, delinquencies, defaults, and draws from borrowers for loans in the securitization. While the Company’s obligation to fund reserve amounts is not limited, and the Company cannot reliably estimate the long-term macroeconomic environment that may impact its maximum exposure for such obligations over the contractual life of the securitization, the Company does not expect to fund material amounts to its securitizations in excess of current balances at March 31, 2026.
Capital Commitments — In February 2025, the Company entered into a joint venture agreement with a third party to finance loans originated or purchased by the Company. As part of that agreement, the Company committed to invest up to $10.5 million in exchange for a 5.0% interest in the joint venture. The Company contributed no capital to the joint venture during the three months ended March 31, 2026.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Leases — The Company has non-cancellable leases on office spaces expiring through 2031 that it does not sublease. Rent expense totaled $0.7 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. The Company has leases that include renewal options, leasehold improvement incentives, and escalation clauses. At March 31, 2026, the Company has not considered such renewal provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. The terms of the leases do not impose any financial restrictions or covenants. Operating lease right-of-use (“ROU”) assets of $4.8 million are presented in “Other non-current assets”, and lease liabilities of $5.3 million are presented in “Other current liabilities” and “Lease liability, non-current”, in the Condensed Consolidated Balance Sheets at March 31, 2026.
Future undiscounted, minimum lease payments for the Company’s non-cancellable operating leases are as follows:

Years Ending December 31,	March 31, 2026
2026 (remainder)	$1,452
2027	1,519
2028	1,337
2029	1,012
2030	988
Thereafter	83
Total undiscounted lease payments	$6,391
Less: Imputed Interest	(1,131)
Operating Lease Liabilities	$5,260
At March 31, 2026 and December 31, 2025, the weighted average remaining lease term for operating leases was 4.3 years and 4.2 years, respectively, and the weighted average discount rate was 1.0% and 1.0%, respectively. The Company paid $0.7 million and $0.7 million in cash included in the measurement of lease liabilities for the three months ended March 31, 2026 and 2025, respectively.
NOTE 11 – RELATED PARTY TRANSACTIONS
Provenance Blockchain Foundation
Term Note
In July 2022, the Company entered into an interest bearing term note with the Provenance Blockchain Foundation (“Provenance”), pursuant to which the Company provided Provenance with a $5.0 million loan, which was subsequently amended on June 12, 2023, to increase the total principal amount to $9.1 million. The term note was eligible to be settled in cash or an equivalent value of HASH at maturity. On December 31, 2025, the loan was settled in full. The total loan balance at the time of payoff, including all accrued interest, was $10.1 million. As allowed by the terms of the note, the payoff was satisfied through the transfer of 4,969,120,678 HASH tokens. The per token value of the HASH tokens was determined to be $0.00205, based on a valuation report provided by an independent third party. This valuation resulted in a total transfer value of $10.2 million. As the transfer of HASH tokens resulted in an overpayment by Provenance of $0.1 million, representing 31,707,317 HASH tokens to be returned to Provenance, which resulted in a payable to related party of $0.1 million as of March 31, 2026 and December 31, 2025. Interest earned on the note was $0.9 million for the three months ended March 31, 2025, recorded as “Interest income” in the Condensed Consolidated Statements of Operations.
Gas Fee Service Provider
In February 2025, FCC entered into a services agreement with Provenance whereby Provenance pays, on behalf of FCC, HASH to cover fees to network validators for processing and validating operations on the blockchain incurred in connection with the purchase or sale of the face-amount certificates issued by FCC and transacted on Provenance’s blockchain (“Provenance Blockchain”). FCC reimburses Provenance in cash in an amount equal to the then-current market value of HASH paid by Provenance. The Company recognized $4 thousand incurred under the services agreement for the three months ended March 31, 2026, respectively, recorded as expense in “Operations and processing” on the Condensed Consolidated Statements of Operations. At March 31, 2026 the Company owed $5 thousand to Provenance recorded in “Accounts payable and accrued liabilities” in the Condensed Consolidated Balance Sheets.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Signum Ltd. (dba Hastra)
In December 2025, the Company entered into a Software License Agreement (the “Agreement”) with Signum Ltd. (dba Hastra) (“Hastra”). Under the terms of the Agreement, the Company granted Hastra a nonexclusive, non-sublicensable, and nontransferable license to use certain proprietary software to support their protocol. In exchange for the license and ongoing maintenance and support services, Hastra pays the Company a royalty fee equal to 0.50% (50 basis points) of the per-transaction revenue earned from the protocol.
The initial term of the Agreement is three years, expiring in December 2028, with automatic one-year renewals thereafter. For the three months ended March 31, 2026, the Company recognized $0.3 million revenue related to this Agreement, and had $0.3 million outstanding receivables due from Hastra as of March 31, 2026.
Hastra holds YLDS as part of their protocol activity; the YLDS held by Hastra are recorded in “Debt, current to related parties” in the Condensed Consolidated Balance Sheets.
Investments in Loan Securitizations
The Company retains beneficial interests in loan securitization trusts that it sponsors. See Notes 3 and 9 for additional detail.
Executive Officer YLDS Holdings
As of March 31, 2026, the Chief Capital Officer holds $0.4 million of YLDS invested in Democratized Prime, recorded as “Debt, current” on the Condensed Consolidated Balance Sheets. The officer’s holdings are on normal market terms and do not include any preferential terms, guarantees, or other arrangements with the Company.
Transactions with Equity-Method Investees
Reflow
The Company holds a 17.3% interest in Reflow Services, LLC, an SEC-registered investment advisor, contributed to the Company by the Controlling Party. The Company received distributed profits of $1.0 million and zero for the three months ended March 31, 2026 and 2025, respectively, recorded in “Other revenue” in the Condensed Consolidated Statements of Operations. See Note 3 for detail on the Company’s investment in Reflow.
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

	Three Months Ended March 31,
	2026	2025
Contributions	$—	$58
Distributions	$199	$1,200
See Note 3 for detail on the Company’s investment in Domestic Solana Fund.
Evergreen Funds
The Company had $2.0 million in outstanding receivables due from the Evergreen Funds as of March 31, 2026, recorded in “Accounts receivable, net” in the Condensed Consolidated Balance Sheets.
Transactions with the Controlling Party
The Company incurred $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, in costs to arrange travel for the Controlling Party and other affiliates, recorded as “General and administrative” expense in the Condensed Consolidated Statements of Operations.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

As of March 31, 2026, the Controlling Party holds $0.5 million of YLDS invested in Democratized Prime, recorded as “Debt, current” on the Condensed Consolidated Balance Sheets. The Controlling Party’s holdings are on normal market terms and do not include any preferential terms, guarantees, or other arrangements with the Company.
NOTE 12 – FAIR VALUE MEASUREMENTS
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table summarizes information about the assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Carrying Value	Fair value
		Level 1	Level 2	Level 3(A)	Total
Assets:
Cash and cash equivalents	$1,464,643	$1,075,087	$389,556	$—	$1,464,643
Restricted cash	71,947	71,947	—	—	71,947
Digital assets(B)	64,397	64,397	—	—	64,397
Distressed asset claims(C)	2,264	—	—	2,264	2,264
Marketable securities, at fair value(D)	298,428	—	266,513	31,915	298,428
Loans held for sale, at fair value (E)	503,900	—	—	503,900	503,900
Loan servicing assets, at fair value (E)	125,931	—	—	125,931	125,931
Treasury note futures (F)	2,788	2,788	—	—	2,788
Total assets	$2,534,298	$1,214,219	$656,069	$664,010	$2,534,298

Liabilities:
Digital asset collateral repayment obligation(G)	$31,144	$31,144	$—	$—	$31,144
Certificate repayment obligation(H)	551,115	—	551,115	—	551,115
Total liabilities	$582,259	$31,144	$551,115	$—	$582,259

	December 31, 2025
	Carrying Value	Fair value
		Level 1	Level 2	Level 3(A)	Total
Assets:
Cash and cash equivalents	$1,198,141	$955,200	$242,941	$—	$1,198,141
Restricted cash	68,637	68,637	—	—	68,637
Digital assets(B)	88,511	88,511	—	—	88,511
Distressed asset claims(C)	3,068	—	—	3,068	3,068
Marketable securities, at fair value(D)	273,151	—	232,985	40,166	273,151
Loans held for sale, at fair value (E)	404,337	—	—	404,337	404,337
Loan servicing assets, at fair value (E)	113,064	—	—	113,064	113,064
Treasury note futures (F)	442	442	—	—	442
Total assets	$2,149,351	$1,112,790	$475,926	$560,635	$2,149,351

Liabilities:
Digital asset collateral repayment obligation(G)	$52,569	$52,569	$—	$—	$52,569
Certificate repayment obligation(H)	266,654	—	266,654	—	266,654
Total liabilities	$319,223	$52,569	$266,654	$—	$319,223
(A)    There were no transfers of Level 3 instruments to, or from, other fair value levels during the periods presented.
(B)    Included in “Digital assets” and “Digital assets, non-current” in the Condensed Consolidated Balance Sheets and represents all digital assets held which are measured at fair value.
(C)    Represents purchased interests in bankruptcy claims acquired on secondary markets which are included in “Other current assets” in the Condensed Consolidated Balance Sheets. As of March 31, 2026 and 2025, the related balances were considered insignificant.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

(D)    Residual interest securities and non-rated securities in securitizations not considered debt securities are included within Level 3 of the fair value hierarchy.
(E) See Notes 4 and 5 regarding changes in the carrying value of servicing assets and loans, respectively.
(F)    Treasury note future assets are recorded in “Other current assets”, and treasury note future liabilities in “Other current liabilities" in the Condensed Consolidated Balance Sheets. For further information, see Note 2.
(G) Included in “Other current liabilities” in the Condensed Consolidated Balance Sheets.
(H) Included in “Debt, current” in the Condensed Consolidated Balance Sheets.
Significant Valuation Inputs
The Company used the following unobservable inputs that it considers significant to value the financial assets and liabilities carried at fair value and classified within Level 3 of the fair value hierarchy:

	March 31, 2026
	Fair Value	Discount Rate (A) (%)	CPR (B) (%)	CDR (C) (%)	Servicing Rate (D) (%)	Loss Severity (E) (%)
Marketable securities:
Residual interest securities	$31,915	5.3% - 26.9% 14.5%	16.2% - 20.8% 18.8%	—% - 2.4% 1.2%	n.a	n.a

Servicing assets:
HELOC loans	$123,964	13.0% - 13.0% 13.0%	—% - 37.7% 13.4%	—% - 4.4% 0.7%	0.3%	n.a
Mortgage loans	1,967	9.5% - 10.5% 10.3%	3.5% - 8.7% 4.4%	—% - 10.6% 0.2%	0.3%	n.a
Total / Weighted average(F)	$125,931	13.0%	13.3%	0.7%	0.3%

Loans held for sale:
HELOC loans(G)	$437,577	5.8% - 7.7% 6.3%	2.1% - 44.3% 15.4%	—% - 95.0% 1.2%	—%	—% - 99.4% 27.9%
Personal loans(H)	57,670	8.9% - 11.5% 10.5%	—%	—%	—%	—%
Other(I)	8,653
Total / Weighted average(F)	$503,900	6.8%	13.5%	1.1%

	December 31, 2025
	Fair Value	Discount Rate(A) (%)	CPR(B) (%)	CDR(C) (%)	Servicing Rate(D) (%)	Loss Severity (E) (%)
Marketable securities:
Residual interest securities	$40,166	9.6% - 25.8% 15.7%	16.2% - 20.8% 18.8%	—% - 2.4% 1.2%	n.a	n.a

Servicing assets:
HELOC loans	$111,211	13.0% - 13.0% 13.0%	—% - 33.1% 13.3%	—% - 4.8% 0.8%	0.3%	n.a
Mortgage loans	1,853	9.5% - 10.5% 10.3%	3.5% - 8.2% 5.3%	—% - 10.5% 0.4%	0.3%	n.a
Total / Weighted average(F)	$113,064	13.0%	13.2%	0.7%	0.3%

Loans held for sale:
HELOC loans(G)	$320,566	5.7% - 7.8% 6.4%	1.1% - 47.4% 17.8%	—% - 94.0% 1.8%	n.a	—% - 99.1% 25.4%
Personal loans(H)	79,113	8.9% - 11.5% 9.8%	—%	—%	n.a.	—%
Other(J)	4,658	6.2% - 12.0% 7.6%	4.6% - 73.2% 26.1%	1.0% - 62.8% 9.6%	n.a	88.0% - 92.0% 90.0%
Total / Weighted average(F)	$404,337	6.5%	18.0%	1.9%

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

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
(I)    Primarily contains residential transition loans, other mortgage loans, legacy mortgages and other unsecured loans. The Company reviews this loan pool each quarter for any material changes and fair values the assets if such changes exist; if no changes, the Company fair values this loan pool on a yearly basis.
(J)    Personal unsecured loans included in “Other” are measured at estimated fair value using a discounted cash flow valuation methodology, more specifically a loan cash flow model. The Company uses an estimated recovery from collections and recent sales to fair value personal loans that are 30 days past due; the fair value of such loans at December 31, 2025 were not material.
Significant Valuation Input Sensitivity
The following tables summarize the estimated change in fair value of assets carried at fair value and classified within Level 3 of the fair value hierarchy for the unobservable inputs in “—Significant Valuation Inputs” at March 31, 2026. Each of the following sensitivity analyses is hypothetical and is provided for illustrative purposes only. There are certain limitations inherent in the sensitivity analyses presented. In particular, the results are calculated by stressing a particular economic assumption independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might counteract or amplify the sensitivities. Also, changes in the fair value based on the following variations in an assumption generally may not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

	-2%		-1%		+1%		+2%
	$	%	$	%	$	%	$	%
Discount rate:
Marketable securities:
Residual interest securities	$22,882	7.6%	$11,141	3.7%	$(10,617)	(3.5)%	$(20,729)	(6.9)%
Servicing assets:
HELOC loans	8,247	7.0	4,124	3.5	(2,749)	(2.3)	(5,498)	(4.7)
Mortgage loans	207	10.5	99	5.0	(91)	(4.6)	(174)	(8.8)
Loans held for sale:
HELOC loans	32,984	4.0	26,206	3.1	(30,413)	(3.7)	(60,252)	(7.2)
Personal loans	509	0.9	283	0.5	(291)	(0.5)	(577)	(1.0)

	-20%		-10%		+10%		+20%
	$	%	$	%	$	%	$	%
CPR:
Marketable securities:
Residual interest securities	$55,057	17.3%	$25,990	8.2%	$(23,162)	(7.3)%	$(44,305)	(14.0)%
Servicing assets:
HELOC loans	8,247	7.0	4,124	3.5	(2,749)	(2.3)	(5,498)	(4.7)
Mortgage loans	80	4.1	39	2.0	(38)	(1.9)	(74)	(3.8)
Loans held for sale:
HELOC loans	831	0.1	557	0.1	(765)	(0.1)	(1,729)	(0.2)
Personal loans	—	—	—	—	—	—	—	—

CDR:
Marketable securities:
Residual interest securities	14,762	4.5	7,316	2.2	(7,004)	(2.2)	(14,157)	(4.3)
Servicing assets:
HELOC loans	—	—	—	—	—	—	—	—
Loans held for sale:
HELOC loans	2,194	0.3	557	0.1	(1,084)	(0.1)	(2,178)	(0.3)
Personal loans	—	—	—	—	—	—	—	—

Servicing rate:
Servicing Assets
HELOC loans	9,622	8.1	5,498	4.7	(4,124)	(3.5)	(9,622)	(8.1)

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Marketable Securities
The following table summarizes activities involving the Company’s marketable securities that are measured at fair value and classified within Level 3 of the fair value hierarchy for the three months ended March 31, 2026 and 2025:

Balance at December 31, 2024	$34,506
Purchases(A)	2,797
Principal payments	(4,818)
Change in fair value(B)	2,073
Balance at March 31, 2025	$34,558

Balance at December 31, 2025	$40,166
Purchases(A)	3,523
Sales(C)	(8,958)
Principal payments	(1,287)
Change in fair value(B)	(1,529)
Balance at March 31, 2026	$31,915
(A)    Includes premiums paid on the purchased notes.
(B)    Included in “Marketable securities income, net” in the Condensed Consolidated Statements of Operations.
(C)    Represents marketable securities held by Figure REIT, Inc. that were included in the deconsolidation of Figure REIT, Inc. See Note 7, “Noncontrolling Interests in Consolidated Subsidiaries”, for further discussion.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The following table summarizes information about the liabilities that are not measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Liabilities:
Financed retained interests(A)	$263,796	$—	$257,750	$—	$257,750
Total liabilities	$263,796	$—	$257,750	$—	$257,750

	December 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Liabilities:
Financed retained interests(A)	$231,633	$—	$233,684	$39,467	$273,151
Total liabilities	$231,633	$—	$233,684	$39,467	$273,151
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
NOTE 13 – INCOME TAXES
The Company calculates the provision for income taxes during interim periods by applying an estimated annual effective tax rate to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Our effective tax rate may be subject to fluctuations during the year due to impacts from the following items: (i) changes in forecasted pre-tax and taxable income or loss, (ii) changes in statutory law or regulations in

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

jurisdictions where we operate, (iii) audits or settlements with taxing authorities, (iv) changes in valuation allowance assumptions, and (v) changes due to employee equity exercises.
The Company’s income tax provision for the three months ended March 31, 2026 is a benefit of $6.9 million and expense of $1.2 million for the three months ended March 31, 2025. The income tax benefit for the three months ended March 31, 2026, primarily represents a discrete benefit arising from excess windfall benefit due to stock exercises during the quarter.
As of March 31, 2026, the Company continues to maintain a valuation allowance against certain federal and state deferred tax assets. Management will continue to assess the realizability of deferred tax assets in future periods, and any changes could impact our income tax expense.
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition at the effective date to be recognized. None of the unrecognized tax benefits would affect the Company’s effective tax rate if these amounts were recognized due to our full valuation allowance.
The Company’s operations and resulting income taxes are calculated as if the Company filed a combined, separate federal income tax return until the Recombination. All tax years since inception are subject to examination by tax authorities. The Company is currently not under examination by any federal or state jurisdiction.
NOTE 14 – SUBSEQUENT EVENTS
The following events occurred subsequent to March 31, 2026 through May 14, 2026, the date at which the Company’s Condensed Consolidated Financial Statements were available to be issued.
Warehouse Facility 5
In April 2026, the Company amended its agreement with Warehouse Facility 5 to extend the maturity date to July 2026. No other terms of the agreement were amended.
Warehouse Facility 7
In April 2026, the Company entered into a master participation interest purchase and sales agreement with Warehouse Facility 7, which establishes the terms and conditions under which the Company may enter into transactions from time to time. The agreement provides for a maximum aggregate financing capacity of $250.0 million and has an initial term of one year. As of May 14, 2026, the Company carried $31.7 million of debt at cost in connection with the arrangement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026 (the “2025 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and “Risk Factors” in our 2025 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. U.S. Dollars appearing in tables are presented in thousands unless otherwise indicated.
Business Overview
Figure is building the future of capital markets using blockchain-based technology. Financial services have historically been and are still trust-based markets, which require intermediation. Large institutional companies have been built around this. Blockchain-based technology has the power to distill these multi-party marketplaces down to just two: buyer and seller.
Blockchain can do more than disrupt existing markets. By taking historically illiquid assets, such as loans, and putting these assets and their performance history on-chain, blockchain is able to bring liquidity to historically static markets. That liquidity, coupled with the ability to achieve true digital perfection and control, opens previously inaccessible financing opportunities that were not accessible before.
We believe there are three core benefits blockchain delivers to the capital markets. The first is transactional: the reduction of audit, quality control, third-party review and other expenses. The second is liquidity: the ability to support 24x7, real-time bilateral marketplaces. The third is financing: the democratization of capital access through programmable smart contracts that enable peer-to-peer funding and real time loan perfection.
Figure’s proprietary technology powers next-generation lending, trading and investing activities in areas such as consumer credit and digital assets. Our application of the blockchain ledger allows us to better serve our end-customers, increase speed and efficiency, and enhance standardization and liquidity. Using our technology, we continue to develop dynamic, vertically-integrated marketplaces.
Recent Developments
OPEN Launch
In February 2026, we launched the On-Chain Public Equity Network (“OPEN”), a blockchain-based network designed to modernize the underlying infrastructure that supports the issuance, trading, custody and lending of public equity securities.
OPEN enables companies to issue their equity natively on the Provenance Blockchain and make it available for secondary market trading on our ATS. OPEN is designed to reduce reliance on traditional centralized market infrastructure and to provide new capabilities for public companies and shareholders. These capabilities are anticipated to include lower costs and capital requirements compared to existing clearing and settlement models, greater access to trading through self-custody and self-settlement mechanisms that can reduce the need for custodial intermediaries, and portfolio margining across digital and tokenized assets.
We support frictionless two-way exchangeability between our securities issued on OPEN and our listed Class A common stock, a capability that we expect to make available to future OPEN issuers. This exchangeability is intended to promote liquidity and prices near par between blockchain securities and securities listed on national market exchanges.
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
Share Repurchase Program
On February 25, 2026, the Company’s Board of Directors authorized a Share Repurchase Program under which the Company may repurchase up to $200 million of its Class A common stock and Blockchain common stock over the next 12 months subject to market conditions, contractual restrictions and other factors.
Repurchases under the Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, accelerated share repurchase transactions, or by other means in accordance with applicable securities laws and regulations. The timing, number of shares repurchased, and prices paid will depend on market conditions, share price, trading volume, corporate considerations, and other factors. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization.

This Share Repurchase Program does not obligate the Company to acquire any particular amount of stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
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
The following tables set forth key performance measures that we use to evaluate our business for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025
Ecosystem volume(1):	$3,720,418	$1,577,710
Consumer loan marketplace volume(2):	2,902,378	1,365,136
Partner-branded volume(3)	2,265,341	1,045,059
Figure-branded volume(4)	637,037	320,077
Digital asset marketplace volume(5)	818,040	212,574
Figure connect volume(6)	1,611,840	477,904
Net take rate(7)	3.8%	3.6%

Net revenue	167,007	84,510
Net income (loss)	45,047	(613)
Adjusted net revenue(8)	166,843	86,982
Adjusted EBITDA(8)	82,696	28,344
_______________
(1)Ecosystem Volume consists of Consumer Loan Marketplace Volume and Digital Asset Marketplace Volume.
(2)We define Consumer Loan Marketplace Volume as the total U.S. dollar equivalent value of originations of HELOCs, DSCR, and personal loans on our LOS, as well as the volume of third-party loans traded on Figure Connect. We believe this measure is an indication of our scale and represents a potential revenue opportunity from the technology used for consumer credit loan originations.
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
(7)Net Take Rate is derived from the sum of ecosystem and technology fees, origination fees, gain on sale of loans, net and gain on servicing asset, net from our Condensed Consolidated Statements of Operations. These items represent revenue generated from Figure-branded and Partner-branded volume. Valuation changes in fair value of mortgage servicing rights, which we believe are not indicative of operating performance, and marketing expenses in our operating expenses are deducted. This net amount is divided by overall consumer loan marketplace volume for that period.
(8)For definitions of Adjusted Net Revenue and Adjusted EBITDA and reconciliations to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

	As of
(In thousands)	March 31, 2026	March 31, 2025
YLDS in circulation(1):	$598,047	$2,700
Democratized Prime:
Matched offers balance(2)	367,932	n.m.
Borrower demand(3)	376,429	n.m.
Available lender supply(4)	452,778	n.m.
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
Trends and Other Factors Affecting Our Performance
We believe our performance depends, and will in the future depend, on many factors, including those described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K, to which there have been no material changes.
Loan Characteristics
The following table sets forth the weighted-average characteristics of loans we originated or purchased for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
HELOC Loans(1):
Partner-branded:
Loan term (in months)	295	309
Customer interest rate	8.7%	9.8%
Customer FICO score	754	756
Loan balance (in thousands)	$98	$95
Figure-branded:
Loan term (in months)	294	296
Customer interest rate	8.4%	9.6%
Customer FICO score	750	748
Loan balance (in thousands)	$101	$85
(1)HELOC loans subject to monthly, amortizing borrower payments and may be prepaid and redrawn within a limited period of time. Personal, mortgage, and other loans are not considered significant.
The following table summarizes loan counts held by the Company at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025(3)
Count of loans held for sale:
HELOC loans	4,990	3,928
Personal loans(1)	925	1,116
Other(2)	150	169
Total loan count held for sale	6,065	5,213
(1) Loans collateralized by digital assets.
(2)    Primarily contains residential transition loans, other mortgage loans, legacy mortgages and other unsecured loans.
(3) The loan counts as of December 31, 2025 have been corrected.

Components of Results of Operation
Net Revenue
Our net revenue is primarily derived from ecosystem and technology fees, loan originations and sales, including interest income earned thereon, marketable securities and loan servicing.
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
Marketable securities income, net
We recognize interest income on the debt securities we hold where we expect to collect all contractual cash flows, and the debt security cannot be contractually prepaid in such a way that we would not recover substantially all of our recorded investment, based on the stated coupon rate and the outstanding principal amount of the debt security. We recognize interest income on beneficial interests based on the investment’s accretable yield, which represents the difference between the expected undiscounted cash flows and the carrying value of the investment. We recognize the accretable yield as interest income on a prospective level yield basis over the life of the expected cash flows. Changes in the amount or timing of actual or expected cash flows may change the accretable yield, and we adjust interest income recognized in future periods using a recalculated level yield applied to the then-current carrying value. Increases (decreases) in the amount of cash flows or acceleration (deceleration) of cash flows, in isolation, generally increase (decrease) the interest income recognized in future periods. We carry marketable securities at fair value. Any changes in the fair value are included in our results of operations as net fair value adjustments.
Other revenue
Other revenue primarily consists of gains (losses) on the Company’s investments in certain entities and fees earned on marketing services provided for partners.
Operating Expenses
Operating expenses consist of general and administrative, technology and product development, operations and processing, sales and marketing, and interest expenses.
General and administrative
General and administrative expenses primarily consist of payroll and other personnel-related costs, including stock-based compensation, for legal and compliance, finance and accounting, human resources and facilities teams; professional services fees; facilities and travel expenses.
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
Interest expense
Interest expense consists of the costs we incur on our borrowings, amortization of fees, and other costs associated with our debt obligations. It also includes interest accrued and paid to holders of YLDS in the form of additional YLDS, in addition to interest accrued and paid to Democratized Prime lenders.
Other expense
We have contractual agreements with loan buyers to repurchase loans under certain circumstances, including in the event of borrower delinquencies within the first 30 to 90 days of loan origination. We record a loss on those loans based on the fair value at the date on which we identify the repurchase obligation.
Other expense, net
Other expense, net includes unrealized and realized gains (losses) resulting from transactions of certain digital assets, litigation settlements, adjustments to non-equity method investments, foreign exchange rate gains (losses) and other non-income based state and local taxes.

Results of Operations
Condensed Consolidated Statements of Operations
The following table sets forth our Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Net revenue:
Ecosystem and technology fees	$47,306	$15,613	$31,693	203.0%
Servicing fees	9,825	7,191	2,634	36.6
Interest income(A)	19,376	11,224	8,152	72.6
Origination fees	23,130	12,477	10,653	85.4
Gain on sale of loans, net(A)	49,356	29,792	19,564	65.7
Gain on servicing asset, net	12,867	326	12,541	3846.9
Marketable securities income, net(A)	3,660	7,613	(3,953)	(51.9)
Other revenue	1,487	274	1,213	442.7
Total net revenue	167,007	84,510	82,497	97.6
Expenses:
General and administrative	45,595	18,840	26,755	142.0
Technology and product development	15,605	17,416	(1,811)	(10.4)
Operations and processing	21,447	12,678	8,769	69.2
Sales and marketing	25,483	14,967	10,516	70.3
Interest expense	16,889	10,972	5,917	53.9
Other expense	47	1,565	(1,518)	(97.0)
Total expenses	125,066	76,438	48,628	63.6
Operating income	41,941	8,072	33,869	419.6
Other expense, net	(3,839)	(7,455)	3,616	(48.5)
Income before income taxes	38,102	617	37,485	6075.4
Income tax (benefit) provision	(6,945)	1,230	(8,175)	n.m.
Net income (loss)	45,047	(613)	45,660	n.m.
Net income attributable to noncontrolling interests in consolidated subsidiaries	102	207	(105)	(50.7)
Net income (loss) attributable to Figure Technology Solutions, Inc.	$44,945	$(820)	$45,765	n.m.
(A) During the current period, we voluntarily elected to change the income statement presentation for net gains and losses on the change in fair value of marketable securities, and the interest income earned on marketable securities, by reclassifying them into a separate line item, “Marketable securities income, net”. Previously, these amounts were included within “Gain on sale of loans, net” and “Interest income”, respectively. The change in classification has been applied retrospectively to all periods presented. This presentation change resulted in a $2.2 million decrease to “Gain on sale of loans, net” and a $5.4 million decrease to “Interest income” for the three months ended March 31, 2026. For further information, see Note 2, Change in Financial Statement Presentation, to the Condensed Consolidated Financial Statements.
Net Revenue
Ecosystem and technology fees

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Technology offering fees	$17,296	$7,895	$9,401	119.1%
Ecosystem fees	24,419	5,212	19,207	368.5
Program fees	5,591	2,506	3,085	123.1
Total ecosystem and technology fees	$47,306	$15,613	$31,693	203.0%
Ecosystem and technology fees increased $31.7 million, or 203.0%, primarily due to the 237.3% growth in Figure Connect Volume, as well as a $3.1 million increase in program fees due to a $941.8 million increase in the volume of securitizations for which we earn program fees. Our ecosystem fees are based on a sliding scale that decreases as higher volume tiers are reached, resulting in lower fee rates as an individual partners origination volume increases.
Servicing fees
Servicing fees increased $2.6 million, or 36.6%, due to a $6.1 billion, or 72.0%, increase in the weighted-average servicing portfolio unpaid principal HELOC loan balance of $14.6 billion serviced at March 31, 2026, compared to $8.5 billion at

March 31, 2025, partially offset by a decrease of 5 basis points in the weighted average servicing fee rate from 33 basis points to 28 basis points.
Interest income
Interest income increased $8.2 million, or 72.6%, primarily due to a $5.9 million increase in interest earned on cash balances, as well as a $2.2 million increase in interest earned on HELOCs.
Origination fees
Net origination fees increased $10.7 million, or 85.4%, primarily due to a 45.5% increase in overall volume of transactions for which we earn origination fees, as well as higher weighted average origination fees driven by a change in mix from Figure-branded volume growing 99.0% year over year, for which we earn higher origination fees relative to Partner-branded volume.
Gain on sale of loans, net

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Realized gain (loss):
Whole loan sales	$43,442	$18,182	$25,260	138.9%
Securitized loans	—	6,023	(6,023)	n.m.
Derivatives	1,619	(1,300)	2,919	n.m.
	45,061	22,905	22,156	96.7
Unrealized gain (loss):(A)
Loans	1,949	10,263	(8,314)	(81.0)
Derivatives	2,346	(3,376)	5,722	n.m.
	4,295	6,887	(2,592)	(37.6)
Total gain on sale of loans, net	$49,356	$29,792	$19,564	65.7%
(A) During the current period, we voluntarily elected to change the income statement presentation for the net change in fair value of marketable securities by reclassifying them into a separate line item, “Marketable securities income, net”. The change in classification has been applied retrospectively to all periods presented. This presentation change resulted in a $2.2 million decrease to “Gain on sale of loans, net” as of March 31, 2025. For further information, see Note 2, Change in Financial Statement Presentation, to the Condensed Consolidated Financial Statements.
Gain on sale of loans inclusive of derivatives increased $19.6 million, or 65.7%, due to a $19.2 million increase in the total realized gains on loans as a result of an increase in the UPB of loans sold from $786.7 million to $1.8 billion, in addition to a 14.9% increase in the weighted average price of loans sold for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in unrealized gains were primarily due to a $8.3 million decrease in the fair value of loans not yet sold driven by an increasing rate environment during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Due to changes in rates impacting our derivatives, we recognized realized gains on derivatives of $1.6 million and unrealized gains of $2.3 million for the three months ended March 31, 2026, respectively.
Gain on servicing asset, net

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Additions	$20,352	$10,269	$10,083	98.2%
Realization of cash flows	(8,669)	(5,240)	(3,429)	65.4
Change in valuation inputs and assumptions	1,184	(4,703)	5,887	n.m.
Total gain on servicing asset, net	$12,867	$326	$12,541	3846.9%
Gain on servicing asset, net increased $12.5 million, or 3846.9%, primarily due to a $10.1 million increase in new servicing assets retained on the increase of UPB of loans sold from $786.7 million to $1.8 billion for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, as well as a $5.9 million increase resulting from changes in valuation inputs and assumptions, driven by an increasing rate environment in the current period compared to the prior period. Partially offsetting, there was a $3.4 million change due to the realization of cash flows derived from a larger servicing portfolio during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Marketable securities income, net
Marketable securities income, net decreased $4.0 million, or 51.9%, primarily due to a loss on the change in fair value of $2.5 million for the three months ended March 31, 2026, compared to a gain on the change in fair value of $2.2 million for the three months ended March 31, 2025.
Other revenue
Other revenue is immaterial overall and components of other revenue did not materially change as fees, and the net assets on which we charge those fees, were consistent during the three months ended March 31, 2026 and 2025. The growth in other revenue is representative of the overall growth in Figure.
Figure-branded revenue

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Ecosystem and technology fees	$1,227	$578	$649	112.3%
Origination fees	20,675	10,682	9,993	93.5
Gain on sale of loans, net	19,754	10,129	9,625	95.0
Total Figure-branded net revenue	$41,656	$21,389	$20,267	94.8%
Figure-branded net revenue increased $20.3 million, or 94.8%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This was primarily due to a $10.0 million, or 93.5%, increase in Figure-branded origination fees as a result of a 99.0% increase in Figure-branded volume. Additionally, gain on sale of loans, net, increased $9.6 million, or 95.0%, as a result of an increase in the UPB of loans sold.
Partner-branded revenue

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Ecosystem and technology fees	$46,079	$15,035	$31,044	206.5%
Origination fees	2,455	1,795	660	36.8
Gain on sale of loans, net	29,602	19,663	9,939	50.5
Total Partner-branded net revenue	$78,136	$36,493	$41,643	114.1%
Partner-branded net revenue increased $41.6 million, or 114.1%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily attributable to ecosystem and technology fees, which increased by $31.0 million, or 206.5%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This was primarily due to a $32.1 million increase in revenue recognized from an increase in volume transacted on our Connect platform, for which minimal fees were earned in the prior year. Additionally, Partner-branded gain on sale of loans, net increased by $9.9 million, or 50.5%, during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, as a result of a 117% increase in Partner-branded volume, offset by a transition towards ecosystem and technology fee revenue as Partners transition to Connect.
Operating Expenses
General and administrative

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Compensation and benefits	$8,071	$6,501	$1,570	24.2%
Equity-based expense	23,474	1,723	21,751	1262.4
Professional services	8,170	5,961	2,209	37.1
Other expense	5,880	4,655	1,225	26.3
Total general and administrative expense	$45,595	$18,840	$26,755	142.0%
General and administrative expense increased $26.8 million, or 142.0%. This primarily consisted of an increase in equity-based compensation expense of $21.8 million, due to the recognition of expense for stock-based compensation awards that satisfied the liquidity condition in connection with the IPO, additional grants associated with the IPO, and an increase in grants in the current year due to increased headcount. Professional services increased $2.2 million, or 37.1%, primarily due to an increase in legal and accounting fees.
Technology and product development

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Compensation and benefits	$5,505	$7,305	$(1,800)	(24.6)%
Equity-based expense	1,841	3,440	(1,599)	(46.5)
Amortization	4,712	3,936	776	19.7
Software	3,119	2,582	537	20.8
Other expense	428	153	275	179.7
Total technology and product development expense	$15,605	$17,416	$(1,811)	(10.4)%
Technology and product development expense decreased $1.8 million, or 10.4%, primarily due to a $1.8 million, or 24.6%, decrease in compensation and benefits, primarily due to a 3.7% decrease in headcount. Additionally, there was a $1.6 million decrease in equity-based compensation expense primarily due to expense related to services exchanged for issuance of warrants in the prior year which were fully earned in the prior year and therefore had no expense in the three months ended March 31, 2026.
Operations and processing

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Compensation and benefits	$7,855	$4,919	$2,936	59.7%
Equity-based expense	152	77	75	97.4
Processing fees	13,440	7,682	5,758	75.0
Total operations and processing expense	$21,447	$12,678	$8,769	69.2%
Operations and processing expense increased $8.8 million, or 69.2%, primarily due to a $5.8 million increase in processing fees due to a 112.6% increase in Consumer Loan Marketplace Volume. Additionally, compensation and benefits increased $2.9 million, or 59.7%, primarily due to a 54.6% increase in headcount.
Sales and marketing

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Compensation and benefits	$3,410	$1,777	$1,633	91.9%
Equity-based expense	411	79	332	420.3
Advertising and other expense	21,662	13,111	8,551	65.2
Total sales and marketing expense	$25,483	$14,967	$10,516	70.3%
Sales and marketing expense increased $10.5 million, or 70.3%, primarily due to an $8.6 million increase in advertising and other costs driven by a 99.0% increase in Figure-branded volume, as well as a $1.6 million increase in compensation and benefits primarily due to a 59.4% increase in headcount.
Interest expense
Interest expense increased $5.9 million, or 53.9%, primarily due to a $2.5 million, or 35.8%, increase related to the impact of higher average SOFR rates on warehouse facilities, a $1.7 million, or 73.7%, increase in interest expense related to the Retained Interest Facility warehouse, and a $1.6 million increase in interest related to YLDS holdings.

Other expense, net

	Three Months Ended March 31,		Change
(In thousands, except percentages)	2026	2025	$	%
Change in fair value of digital assets held	$(4,130)	$(8,448)	$4,318	(51.1)%
Changes in value of fund investment	(653)	(2,061)	1,408	(68.3)
Staking rewards and realized gains	597	1,953	(1,356)	(69.4)
Other	347	1,101	(754)	(68.5)
Total other (expense) income, net	$(3,839)	$(7,455)	$3,616	(48.5)%
Other expense, net increased $3.6 million, primarily driven by a $4.3 million increase in the change in fair value of digital assets held and $1.4 million decrease in the change in value of fund investments, partially offset by a $1.4 million decrease in staking rewards and gain on sale and usage of digital assets, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Income Tax Provision
Income tax expense decreased by $8.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The provision for income taxes includes U.S. federal, state and local taxes. The effective tax rate for the three months ended March 31, 2026 was approximately (18.2)%, compared to 199.4% for the three months ended March 31, 2025. The effective tax rate differed from the U.S. federal statutory rate of 21.0% for the three months ended March 31, 2026 primarily due to a discrete benefit arising from excess windfall benefit due to stock exercises during the quarter. The effective tax rate differed from the U.S. federal statutory rate for the three months ended March 31, 2025 of 21.0% primarily due to state tax expense attributable to FT Intermediate, Inc. filed on standalone basis, while Figure Markets Holdings, Inc. losses were not realizable prior to the Recombination. Refer to Note 13 in the Condensed Consolidated Financial Statements for further details.
Noncontrolling Interests in Consolidated Subsidiaries
Third-party investors hold interests in entities that we consolidate, and to whom we allocate the net income or loss of those entities. During the three months ended March 31, 2026 and 2025, we allocated aggregate net income or loss to those third-party investors.

Changes in Financial Position
The following table sets forth a summary of selected line items from our Condensed Consolidated Balance Sheets for the periods indicated, and the changes between such periods. These selected line items have been prepared on the same basis as our Condensed Consolidated Financial Statements. In the opinion of management, the financial information set forth in the table below reflects all normal recurring adjustments necessary for the fair statement of changes in the selected line items for these periods. The following selected line items should be read together with our Condensed Consolidated Financial Statements and related notes.

(In thousands, except percentages)	March 31, 2026	December 31, 2025	$ Change	% Change
ASSETS
Current assets:
Cash and cash equivalents	$1,464,643	$1,198,141	$266,502	22.2%
Restricted cash	71,947	68,637	3,310	4.8
Loans held for sale, at fair value	503,900	404,337	99,563	24.6
Digital assets	74,313	96,558	(22,245)	(23.0)
Accounts receivable, net	65,330	52,016	13,314	25.6
Loan servicing asset, at fair value	125,931	113,064	12,867	11.4
Marketable securities, at fair value	298,428	273,151	25,277	9.3
Digital assets, non-current	1,967	3,644	(1,677)	(46.0)
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Payables to third-party loan owners	451,393	383,772	67,621	17.6
Debt, current	228,505	160,959	67,546	42.0
Debt, current to related parties	376,526	166,135	210,391	126.6
Other current liabilities	86,601	105,642	(19,041)	(18.0)
Debt, non-current	262,223	230,143	32,080	13.9
Assets
Cash, cash equivalents and restricted cash
Cash and cash equivalents increased by $266.5 million, or 22.2%, as of March 31, 2026 compared to December 31, 2025, and restricted cash increased $3.3 million, or 4.8%. Refer to “—Liquidity and Capital Resources—Cash Flows” for the drivers in the change of cash, cash equivalents and restricted cash provided by operating, investing and financing activities during the period.
Loans held for sale, at fair value
Loans held for sale, at fair value increased by $99.6 million, or 24.6%, as of March 31, 2026 compared to December 31, 2025, primarily due to originations of $1.2 billion and purchases of $1.0 billion offset by loan sales, net of repurchases, of $1.9 billion and principal payments of $191.2 million. We generally hold loans for a short period of time and the timing of loan sales and securitizations may impact the amounts carried at each period-end. Typically, the loan volumes we experience include seasonal variation that impact the growth of loans on our balance sheet during a fiscal year.
Digital assets, current and non-current
Digital assets, current and non-current, decreased $23.9 million, or 23.9%, as of March 31, 2026 compared to December 31, 2025, which represents the fair value change in digital assets we hold for sale and the gross change of digital assets we hold as collateral. We recognize offsetting liabilities and changes for digital assets held as collateral and do not record any net assets, gains, or losses thereon unless we are unable to liquidate collateral timely and are otherwise unable to collect amounts owed. We have not experienced any such losses to date.
Digital assets held as collateral, gross of offsetting liabilities, decreased $21.4 million during the three months ended March 31, 2026 due to a decrease of $19.7 million in Bitcoin holdings as a result of decreases in both the quantity and price of Bitcoin, and a $1.7 million decrease in Ethereum holdings due to a decrease in the price of Ethereum.
Digital assets held at fair value decreased $2.7 million at March 31, 2026 primarily due to a $3.3 million decrease in the fair value of Solana holdings compared to the prior year.

Digital assets held at cost increased $0.2 million at March 31, 2026 primarily due to an increase in the quantity of HASH held.
See Note 3 in the Condensed Consolidated Financial Statements for further discussion on digital assets.
Accounts receivable, net
Accounts receivable, net increased $13.3 million, or 25.6%, as of March 31, 2026 compared to December 31, 2025, primarily driven by a $6.8 million increase in trade accounts receivable, which is driven by overall increased Partner-branded volume. Management continues to monitor customer credit exposure and collection trends.
Loan servicing asset, at fair value
Loan servicing asset, at fair value, increased $12.9 million, or 11.4%, as of March 31, 2026 compared to December 31, 2025, reflecting a $20.4 million increase, or 98.2%, in the unpaid principal balance of loans serviced during the three months ended March 31, 2026, and a $1.2 million increase in the estimated fair value of servicing assets held based upon changes in valuation assumptions, partially offset by an $8.7 million decrease in servicing fee collections. See Note 4 in the Condensed Consolidated Financial Statements for further discussion on loan servicing assets.
Marketable securities, at fair value
Marketable securities, at fair value increased $25.3 million, or 9.3%, as of March 31, 2026, compared to December 31, 2025, primarily due to an increase in the volume of new securitizations that closed during the year in which the Company generally retained 5% of the total fair value contributed into securitizations, in the form of marketable securities. The newly retained marketable securities are partially offset by the scheduled paydown of existing marketable securities.
Liabilities
Payables to third-party loan owners
Payables to third-party loan owners increased $67.6 million, or 17.6%, as of March 31, 2026 compared to December 31, 2025, due to an increase in our servicing portfolio. The overall balance may fluctuate based on timing of collections and payments to third-party loan owners.
Debt, current and non-current
Total debt, current and non-current, including related party debt, increased by $310.0 million, or 55.6%, primarily due to an increase of $284.5 million in debt at fair value as a result of the growth in YLDS at FCC and Democratized Prime.
Other current liabilities
Other current liabilities decreased $19.0 million, or 18.0%, as of March 31, 2026 compared to December 31, 2025, primarily driven by a decrease of $21.4 million on crypto collateral held due to a decrease in both the quantity and price of crypto assets held as collateral, partially offset by a $2.3 million increase in liabilities due to the growth of deposit activity on Democratized Prime.
Liquidity and Capital Resources
Sources and Uses of Funds
We maintain a capital-efficient model by utilizing a diverse set of funding sources. When we originate a loan directly or purchase a loan originated by our origination partners, we often utilize warehouse credit facilities with certain lenders to finance our lending activities or loan purchases. We sell the loans we originate or purchase from our origination partners to whole loan buyers and securitization investors through Figure Connect, and earn servicing fees from continuing to act as the servicer on the loans. We proactively manage the allocation of loans on our platform across various funding channels based on several factors including, but not limited to, internal risk limits and policies, capital market conditions and channel economics. Our excess funding capacity and long-term relationships with a diverse group of existing funding partners help provide flexibility as we optimize our funding to support the growth in loan volume. For those loans sold through Figure Connect, we also collect fees as a source of funds. Our principal sources of liquidity are cash and cash equivalents, digital assets, available for sale securities, available capacity from warehouse and revolving credit facilities, securitization trusts, forward flow loan sale arrangements, and cash flows from our operations.
As of March 31, 2026, we had $1.5 billion in cash and cash equivalents, $71.9 million in restricted cash, $45.1 million in digital assets, excluding digital assets held as collateral, and $1.6 billion in available Funding Debt capacity, excluding purchase commitments from third-party loan buyers. As of December 31, 2025, we had $1.2 billion in cash and cash equivalents, $68.6 million in restricted cash, $47.6 million in digital assets held, excluding digital assets held as collateral, and $1.8 billion in available Funding Debt capacity, excluding purchase commitments from third-party loan buyers. Our restricted cash primarily relates to cash held by us on behalf of third-party loan sellers or buyers that represent collection of principal and interest from loan borrowers that we remit to those third parties as servicer of those loans.
Based on our current business plan and revenue prospects, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, and our available Funding Debt capacity will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months from the date of this Quarterly Report. Beyond the next 12 months, we expect our long-term liquidity needs to consist primarily of working capital requirements and ongoing investments to support growth. We intend to maintain a strong liquidity position to provide flexibility to pursue strategic opportunities and manage potential variability in operating cash flows. As a result, we do not currently expect to require additional external financing to support our business operations over the long term.
Other Funding Sources
In connection with asset-backed securitizations, we sponsor and establish trusts (deemed to be VIEs) to ultimately purchase loans facilitated by our platform. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. We consolidate securitization VIEs when we are deemed to be the primary beneficiary and therefore have the power to direct the activities that most significantly affect the VIEs’ economic performance and a variable interest that could potentially be significant to the VIE. Where we consolidate the securitization trusts, if any, the loans held in the securitization trusts are included in loans held for investment, and the notes sold to third-party investors are recorded in notes issued by securitization trusts in the consolidated balance sheets. We did not consolidate any securitization VIEs at March 31, 2026 or December 31, 2025. Refer to Note 9 in the Condensed Consolidated Financial Statements for further details.
Debt Obligations
Warehouse Credit Facilities
We fund substantially all of the loans we close on a short-term basis primarily through our warehouse credit facilities and from our operations. Loan production activities generally require short-term liquidity in excess of amounts generated by our operations. The loans we originate are financed through several warehouse credit facilities. Our borrowings are in turn generally repaid with the proceeds we receive from loan sales. We maintain warehouse credit facilities with separate third-party lenders through FL LLC, Figure Markets Credit LLC, and their subsidiaries. Our warehouse credit facilities are primarily in the form of master repurchase agreements and loan participation agreements. Loans financed under these facilities are generally financed at approximately 80% to 100% of the principal balance of the loan (although certain types of loans are financed at lower percentages of the principal balance of the loan). Loans financed at less than 100% of the principal balance require us to fund the balance from cash generated from our operations. Once closed, the underlying loan that is held for sale is pledged as collateral for the borrowing or advance that was made under our warehouse credit facilities. In most cases, the loans will remain in one of the warehouse credit facilities for only a short time, generally less than one month, until the loans are sold. During the time the loans are held for sale, we earn interest income from the customer on the underlying loan. This income is partially offset by the interest and fees we pay due to borrowings from the warehouse credit facilities.

Borrowing capacity of committed debt facilities as of March 31, 2026 include the following:

	March 31, 2026
(In thousands)	Final Stated Maturity	Borrowing Capacity	Balance Outstanding	Available Financing
Funding Debt:
Warehouse Facility 1	May 2026	$150,000	$2,482	$147,518
Warehouse Facility 2	January 2027	335,300	441	334,859
Warehouse Facility 4	May 2026	250,000	—	250,000
Warehouse Facility 5	April 2026	300,000	973	299,027
Warehouse Facility 6	June 2027	300,000	10,349	289,651
Digital Asset Loan Facility	October 2026	30,000	598	29,402

MSR financing:
Lender 1	June 2026	40,000	40,000	—

Financed retained interests:
Retained Interest Facility	Various	500,000	263,796	236,204
		$1,905,300	$318,639	$1,586,661
Refer to Note 6 in the Condensed Consolidated Financial Statements for further details on our Warehouse Facilities and borrowing capacity.
Other than as noted above, our warehouse credit facilities bear floating interest rates, are payable on a monthly basis, and contain certain financial covenants, such as minimum tangible net worth, minimum liquidity, maximum leverage ratios, required range of net income or loss during specified periods, and periodic financial reporting requirements. Failure to comply with these covenants may result in an acceleration of payment on outstanding principal and accrued interest. As of March 31, 2026 and December 31, 2025, we were in compliance with the applicable covenants under each of our warehouse credit facilities. Our future capital requirements will depend on many factors, including, but not limited to, our continued access to debt facilities on terms that are favorable to us, our growth, our ability to attract and retain customers, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. From time to time, we may explore additional financing sources and means to lower our cost of capital, which could include equity, equity-linked, and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted.
Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2026	2025
Net cash provided by (used in) operating activities(A)	$(37,818)	$(140,273)
Net cash used in investing activities(A)(B)	(53,593)	(16,127)
Net cash provided by financing activities	361,223	196,032
(A) As of December 31, 2025, we corrected the presentation of retained beneficial interests in loan securitization transactions in the Condensed Consolidated Statements of Cash Flows. Prior period amounts have been recast to conform to the current period presentation. For further information, see Note 2 to the Condensed Consolidated Financial Statements.
(B) As of December 31, 2025, we reclassified USDC stablecoins from “Digital assets” to “Cash and cash equivalents” on the Condensed Consolidated Balance Sheets. Prior period amounts have been recast to conform to the current period presentation. For further information, see Note 2 to the Condensed Consolidated Financial Statements.
Net Cash from Operating Activities
Net cash used in operating activities was $37.8 million for the three months ended March 31, 2026, which consisted of net income of $45.0 million, working capital adjustments of $62.6 million, and non-cash adjustments of $(20.3) million. The working capital adjustments were driven by originations of loans held for sale of $1.2 billion and purchases of loans held for sale of $1.0 billion, partially offset by proceeds from loan sales, net of repurchases of $2.0 billion and principal payments on loans held for sale of $187.0 million. Additionally, working capital adjustments were impacted by changes in accounts receivable of $8.4 million and accounts payable and other liabilities of $4.6 million. The non-cash adjustments were primarily driven by gain on sale of loans, net, of $53.3 million, and gains on servicing assets, net, of $12.9 million, partially offset by $25.9 million in stock based compensation, $8.2 million in interest expense, and $4.7 million in amortization of internally developed software.
Net cash used in operating activities was $140.3 million for the three months ended March 31, 2025, which consisted of a net loss of $0.6 million, working capital adjustments of $126.7 million, and non-cash adjustments of $12.9 million. The working capital adjustments were driven by originations of loans held for sale of $680.4 million and purchases of loans held for sale of $516.9 million, partially offset by proceeds from loan sales, net of repurchases of $978.2 million and principal payments on loans held for sale of $96.0 million. The non-cash adjustments were primarily driven by gain on sale of loans, net, of $29.8 million, and gains on servicing assets, net, of $0.3 million, partially offset by $2.4 million in stock based compensation, $3.9 million in amortization of internally developed software, services exchanged for the issuance of warrants of $2.9 million, and losses on repurchased loans of $1.6 million.
Net Cash from Investing Activities
Net cash used in investing activities was $53.6 million for the three months ended March 31, 2026, primarily due to $51.6 million in purchases of marketable securities, $11.7 million related to the deconsolidation of a subsidiary, $13.0 million in partner prefunding, and $6.4 million in capitalization of internally developed software, partially offset by $18.1 million of principal payments on marketable securities, $10.5 million of partner prefunding repayments, and $1.6 million of realized losses on futures.
Net cash used in investing activities was $16.1 million for the three months ended March 31, 2025, primarily due to $15.2 million in purchases of marketable securities, $4.4 million in capitalization of internally developed software costs. and $1.6 million in purchases of digital assets, partially offset by $2.6 million of proceeds from digital asset sales and $2.5 million of principal payments on marketable securities.
Net Cash from Financing Activities
Net cash provided by financing activities was $361.2 million for the three months ended March 31, 2026, during which we received total proceeds from debt of $2.2 billion, partially offset by $1.9 billion related to total principal payments on debt. Additionally, financing activities were impacted by $68.5 million in proceeds from servicing activity on behalf of third-party loan owners and $8.8 million in proceeds from stock option exercises, partially offset by $9.7 million in common stock repurchases and $8.5 million in taxes paid related to net share settlement of equity awards.
Net cash provided by financing activities was $196.0 million for the three months ended March 31, 2025, during which we received proceeds from debt of $1.0 billion, partially offset by $891.4 million related to principal payments on debt. Additionally, financing activities were impacted by $49.9 million in proceeds from servicing activity on behalf of third-party loan owners.
Other Changes in Financial Position
Noncontrolling interest in consolidated subsidiaries was $1.0 thousand at March 31, 2026, a decrease of $8.4 million from December 31, 2025, primarily due to the deconsolidation of Figure REIT, Inc. in March 2026. For further information on the deconsolidation, see Note 7, “Noncontrolling Interests in Consolidated Subsidiaries”, in the Condensed Consolidated Financial Statements.
Other Factors Affecting Liquidity and Capital Resources
Operating Lease Obligations
Our operating lease obligations consist of our lease of real property from third parties under noncancellable operating leases, including the lease of its current office spaces. Operating lease expense for our office space was $0.7 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively. Our office leases are scheduled to expire between 2026 and 2031.
Available Liquidity and Capital Resources
As of March 31, 2026, our cash, cash equivalents, and restricted cash was $1.5 billion, which included $434.5 million of cash held for the benefit of third parties. As of December 31, 2025, our cash, cash equivalents, and restricted cash was $1.3 billion, which included $364.9 million of cash held for the benefit of third parties. The restricted cash held by us primarily relates to cash held by us on behalf of third-party loan sellers or buyers that represent collection of principal and interest from loan borrowers that we remit to those third parties as servicer of those loans.
Issuer Purchases of Equity Securities
In connection with Figure’s secondary public offering in February 2026, the Company utilized approximately $10.0 million of cash on hand to repurchase 312,500 shares of its Class A common stock from the underwriters at the public offering price of $32.00 (the "Share Repurchase"). The shares acquired in the Share Repurchase are held in treasury. The completion of this transaction resulted in an approximately $10.0 million reduction in cash and cash equivalents and a corresponding increase in treasury stock, with no net impact on the total number of common shares outstanding.
On February 25, 2026, the Company’s Board of Directors authorized a Share Repurchase Program under which the Company may repurchase up to $200 million of its Class A common stock and Blockchain common stock over the next 12 months subject to market conditions, contractual restrictions and other factors.
Repurchases under the Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, accelerated share repurchase transactions, or by other means in accordance with applicable securities laws and regulations. The timing, number of shares repurchased, and prices paid will depend on market conditions, share price, trading volume, corporate considerations, and other factors. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company also treats shares of common stock withheld for tax purposes on behalf of employees in connection with the vesting of RSUs as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are considered common stock repurchases under our authorized common stock repurchase program. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization.

This Share Repurchase Program does not obligate the Company to acquire any particular amount of stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
As of March 31, 2026, Figure repurchased no shares and has $200.0 million remaining authorized under the repurchase program.
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
Adjusted Net Revenue
Adjusted Net Revenue is a non-GAAP financial measure used by our management to evaluate operating performance. Accordingly, we believe this measure provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In addition, Adjusted Net Revenue provides a useful measure for period-to-period comparisons of our business, as it removes the effect of a non-cash, non-realized adjustment that is included in net revenue. Adjusted Net Revenue is defined as net revenue excluding the change in fair value of MSR and change in fair value of marketable securities associated with changes in our estimates that management has determined are not reflective of our operating performance, and net of interest paid to holders of YLDS.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures used by our management to evaluate operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In addition, these measures provide useful information for period-to-period comparisons of our business, as it removes the effect of certain non-cash items, variable charges, non-recurring items, unrealized gains or losses or other similar non-cash items that are included in net income or expenses associated with the early stages of the business that are expected to ultimately terminate, pursuant to the terms of certain existing contractual arrangements or expected to continue at levels materially below the historical level, or that otherwise do not contribute directly to management’s evaluation of its operating results. Adjusted EBITDA is defined as net income excluding interest expense incurred in connection with our debt obligations other than debt associated with our funding of loans held for sale, income taxes, amortization and depreciation expense, stock-based compensation expense, non-cash changes in certain financial instruments, and other items that management has determined are not reflective of our operating performance. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by adjusted net revenue. The most directly comparable GAAP measure is net income margin (calculated as net income divided by total net revenue).
The Company added valuation changes in the fair value of marketable securities and YLDS funding costs to its definition of Adjusted Net Revenue, and valuation changes in the fair value of marketable securities, to its definition of Adjusted EBITDA effective March 31, 2026.
Management excludes period-to-period changes in the fair value of marketable securities from Adjusted Net Revenue and Adjusted EBITDA because they reflect non-cash, unrealized mark-to-market fluctuations driven by external market factors, including changes in discount rates, prepayment speeds, and credit spreads, that are not reflective of the Company's underlying operating performance.
The Company’s economic benefit from YLDS is the 35 basis point spread it retains on outstanding balances, regardless of the total amount of YLDS in circulation. Management therefore presents YLDS-related interest expense net of associated interest income within Adjusted Net Revenue, as it believes this net spread is the most meaningful measure of the YLDS's contribution to operating performance.
The following table presents a reconciliation of net revenue to adjusted net revenue, net income to adjusted EBITDA, and net income margin to adjusted EBITDA margin for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(In thousands)	2026	2025
Total net revenue	$167,007	$84,510
Adjusted for:
Valuation changes in fair value of MSRs	(1,184)	4,703
Valuation changes in fair value of marketable securities(A)	2,468	(2,231)
YLDS funding costs(A)	(1,448)	—
Adjusted net revenue	$166,843	$86,982

Net income (loss)	$45,047	$(613)
Adjusted for:
Valuation changes in fair value of MSRs	(1,184)	4,703
Valuation changes in fair value of marketable securities(A)	2,468	(2,231)
Change in fair value of digital assets and related investments	4,783	9,962
Services exchanged for issuance of warrants(B)	—	2,927
Registration costs	2,318	1,519
Restructuring costs	26	758
Stock-based compensation expense(B)	25,878	2,414
Amortization of internally developed software costs(B)	4,712	3,943
Non-funding interest expense	5,593	3,732
Income tax provision	(6,945)	1,230
Adjusted EBITDA	$82,696	$28,344
Net income margin	27.0%	(0.7)%
Adjusted EBITDA margin	49.6%	32.6%
(A) The Company added valuation changes in the fair value of marketable securities and YLDS funding costs to its definition of Adjusted Net Revenue, and valuation changes in the fair value of marketable securities to its definition of Adjusted EBITDA effective March 31, 2026. These adjustments have been applied retrospectively to all periods presented.
(B) The Company has made immaterial adjustments, with no individual adjustment greater than $43 thousand, to correct the presentation of services exchanged for issuance of warrants, stock-based compensation expense, and amortization of internally developed software costs for the three months ended March 31, 2025.
Critical Accounting Policies and Estimates
Our Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our Condensed

Consolidated Financial Statements. We evaluate our estimates and assumptions on an ongoing basis. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are described in Item 8, “Financial Statements and Supplementary Data,” Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Recent Accounting Pronouncements
See Note 2 to our Condensed Consolidated Financial Statements for recently issued accounting pronouncements not yet adopted as of the dates of the statement of financial position.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk from the disclosure included under “Quantitative and Qualitative Disclosures of Market risk” in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The Company's business, results of operations, and financial condition are subject to various risks described in the Company's Annual Report on Form 10-K. There have been no material changes to the risk factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
Repurchases
On February 25, 2026, the Company’s Board of Directors authorized a Share Repurchase Program under which the Company may repurchase up to $200 million of its Class A and Blockchain common stock over the following 12 months subject to market conditions, contractual restrictions and other factors.
Repurchases under the Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, accelerated share repurchase transactions, or by other means in accordance with applicable securities laws and regulations. The timing, number of shares repurchased, and prices paid will depend on market conditions, share price, trading volume, corporate considerations, and other factors. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company also treats shares of common stock withheld for tax purposes on behalf of employees in connection with the vesting of RSUs as common stock repurchases because they reduce the number of shares that would have been issued upon vesting. These withheld shares of common stock are considered common stock repurchases under our authorized common stock repurchase program. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization.

This Share Repurchase Program does not obligate the Company to acquire any particular amount of stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. As of March 31, 2026, the Company had not repurchased shares under this repurchase program.
The following table summarizes purchases of our own equity securities during the three months ended March 31, 2026 (dollars in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1-31	—	$—	—	$—
February 1-28 (1)	312,500	32.00	312,500	200,000,000
March 1-31	—	—	—	200,000,000
Total	312,500	$32.00	312,500
(1)    In February 2026 the Company completed a secondary public offering of 4,375,000 shares of its Series A Blockchain Common Stock. The selling stockholders in the offering agreed to sell 4,687,500 shares of Class A common stock to the underwriters; the Company did not raise proceeds through this offering. In conjunction with the offering, the Company repurchased 312,500 of Class A common stock, subsequently held in treasury, that were subject to the offering at an aggregate amount of approximately $10 million at $32.00 per share, which were incremental to the $200 million Board approved repurchase authorization on February 25, 2026.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable

ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K
On May 14, 2026, the Board of Directors of the Company approved an amendment and restatement of its 2025 Incentive Award Plan (as amended and restated, the “2025 Plan”) to, among other things, eliminate automatic double-trigger vesting for awards assumed in connection with a Change in Control (as defined in the 2025 Plan) following the holder’s involuntary termination in order to provide the Company with increased flexibility.
Additionally, on May 14, 2026, the Company entered into a letter agreement (the “Letter Agreement”) with Todd Stevens, its Chief Capital Officer, providing for his eligibility for severance equal to 12 months of continued base salary payments in connection with a termination by the Company without Cause, as well as full vesting acceleration of any unvested equity-based awards held by Mr. Stevens upon his termination of service by the Company without Cause or resignation for Good Reason, in each case, within 12 months of a Change in Control (as each such term is defined in the Letter Agreement), subject to his execution of a release of claims in favor of the Company. Additionally, the Letter Agreement contains a 12 month post-termination non-competition covenant.
The Company also approved, on May 14, 2026, the following treatment for any unvested equity-based awards held by certain key employees, including Michael Tannenbaum (our Chief Executive Officer), Macrina Kgil (our Chief Financial Officer) and Todd Stevens, in connection with a “change in control” (as such term is defined in the applicable equity incentive plan document). If such a change in control occurs, and such employee’s unvested equity-based awards are not assumed and, on or within 12 months following such change in control, the Company (or its successor entity or a parent or subsidiary thereof) terminates such employee’s service for any reason (other than for “cause” (as such term is defined in the 2025 Plan) or as a result of death or disability) or such employee resigns with “good reason” (as defined below), then (i) the remaining unvested equity-based awards will fully accelerate, and (ii) any options will remain exercisable for six months following the date of termination (except as would be beyond such option’s expiration date). For purposes of this treatment, “good reason” means: (i) a material diminution of base salary, unless such diminution is part of a generalized salary reduction affecting similarly situated employees; provided that a diminution of 10% or less in any one calendar year will not be deemed material; (ii) a material diminution of authority, duties or responsibilities as an employee relative to such authority, duties or responsibilities in effect immediately prior to such diminution; provided that authority, duties and responsibilities will not be deemed to be materially reduced if the employee has reasonably comparable authority, duties and responsibilities as an employee with respect to the Company’s business following a Change in Control, regardless of any change in title or whether the employee subsequently provides services to a subsidiary, affiliate, business unit, division or otherwise; (iii) a material change in the principal geographic location at which the employee must perform services for the Company (relocation to a facility or a location that would not increase a one-way commute distance by more than 35 miles from the employee’s then principal residence shall not be considered a material change in geographic location); or (iv) a material breach by the Company of the agreement under which the employee provides services to the Company.
The description of the 2025 Plan and Letter Agreement do not purport to be complete and are subject to and qualified in their entirety by reference to the 2025 Plan and the Letter Agreement, which are filed as Exhibits 10.1, and 10.2, respectively, to this Quarterly Report on Form 10-Q.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies
No officer, as defined in Rule 16a-1(f), or director adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended March 31, 2026.
ITEM 6. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following is a list of exhibits filed as part of this Quarterly Report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Second Amended and Restated Articles of Incorporation	8-K	001-42829	3.1	9/12/2025

3.2	Amended and Restated Bylaws of Figure Technology Solutions, Inc.	8-K	001-42829	3.2	9/12/2025
4.1	Form of Class A Common Stock Certificate	S-1/A	333-289695	4.1	9/2/2025
4.2	Form of Class B Common Stock Certificate	S-1/A	333-289695	4.2	9/2/2025
4.3	Assignment, Assumption and Amendment Agreement, dated as of August 29, 2025, by and among FT Intermediate, Inc., Figure Markets Holdings, Inc. and J. Digital 6 Cayman Ltd.	S-1/A	333-289695	4.3	9/8/2025
4.4	Form of Certificate of Designation for the Series A Blockchain Common Stock	S-1	333-291591	4.2	2/11/2026
10.1	Amended and Restated 2025 Incentive Award Plan					*
10.2	Letter Agreement, dated May 14, 2026, among Figure Technology Solutions, Inc. and Todd Stevens					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Figure Technology Solutions, Inc.

Date:	May 14, 2026	By:	/s/ Michael Tannenbaum
Michael Tannenbaum
Chief Executive Officer and Director

Date:	May 14, 2026	By:	/s/ Macrina Kgil
Macrina Kgil
Chief Financial Officer