Form 10-Q
period 2026-06-30
Figure Technology Solutions, Inc.
filed 2026-08-14
CIK 2064124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of August 7, 2026, registrant had outstanding 185,672,153 shares of Class A common stock, net of treasury shares, 37,893,047 shares of Class B common stock and 812,672 shares of Blockchain common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including without limitation, statements regarding our future financial performance, including our expectations regarding our revenue, expenses, ability to determine reserves, and ability to remain profitable; our ability to maintain, expand, and enter into new relationships with partners and loan purchasers on the secondary market; the timing and anticipated benefits of the proposed acquisition of Kiavi, Inc.; our ability to broaden our network of partners; our ability to develop and achieve market acceptance of new products and services, including On-Chain Public Equity Network (“OPEN”), including its expected capabilities, and our Blockchain Common Stock; anticipated trends, growth rates, and challenges in our business; and the cryptoeconomy, the price, and market capitalization of digital assets; the development and adoption of blockchain technology; our expectations regarding the trading market, liquidity, and trading price of our Class A common stock and Blockchain Common Stock (together with our Class B common stock, our “common stock”); our ability to maintain effective internal control over financial reporting; our expectations regarding the regulatory environment applicable to our lending and digital asset activities; and our ability to maintain required licenses and regulatory approvals are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but are not limited to the following: our history of losses and the risk that we may not maintain profitability; our reliance on HELOCs and exposure to fluctuations in the HELOC market and housing values; our ability to attract and retain borrowers, partners, and loan purchasers and to drive adoption of Figure-branded and Partner-branded channels including Figure Connect; loan performance and default rates and the effect of credit performance on access to and pricing of warehouse facilities, whole-loan sales, and securitizations; changes in interest rates and U.S. monetary policy that impact originations, funding costs, and investor demand; legal and regulatory risks affecting lending and mortgage-related activities and the evolving framework for digital assets, including potential changes in the characterization or regulation of certain digital assets and related products; dependence on key third-party providers including cloud, custodial, valuation, and data vendors and risks from outages or service disruptions; technology failures, cybersecurity incidents, or other operational disruptions; protection and enforcement of intellectual property; compliance with licensing, consumer protection, privacy, data security, and sanctions/AML laws, and shifting enforcement priorities at the federal and state levels; our ability to meet our public company reporting and internal control obligations; competition; macroeconomic and geopolitical conditions; our dual-class structure and concentrated voting control and related impacts on corporate governance; equity market volatility affecting our common stock; and the other important factors described under the sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026, our Quarterly Report on Form 10-Q for the period ended March 31, 2026 filed with the SEC on May 15, 2026 and in our other filings with the SEC. Other sections of this Quarterly Report, including “Management's Discussion and Analysis of Financial Condition and Results of Operations”, include additional factors that could adversely impact our business and financial performance.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,437,511	$1,198,141
Restricted cash	95,887	68,637
Loans held for sale, at fair value	597,400	404,337
Digital assets ($50,353 and $84,867 at fair value)	62,185	96,558
Accounts receivable, net	88,527	52,016
Other current assets	110,466	41,518
Total current assets	2,391,976	1,861,207
Loan servicing asset, at fair value	155,024	113,064
Marketable securities, at fair value	354,007	273,151
Digital assets, non-current	1,311	3,644
Deferred income taxes, net	56,823	26,037
Other non-current assets	58,547	40,420
Total assets	$3,017,688	$2,317,523
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$58,215	$29,501
Payables to third-party loan owners	506,686	383,772
Debt, current ($120,105 and $100,519 at fair value)	222,505	160,959
Debt, current to related parties ($424,640 and $166,135 at fair value)	424,640	166,135
Other current liabilities	73,078	105,642
Total current liabilities	1,285,124	846,009
Debt, non-current	315,850	230,143
Lease liability, non-current	3,604	4,173
Total liabilities	1,604,578	1,080,325
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock — $0.0001 par value per share: 100,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class A common stock — $0.0001 par value per share: 1,000,000,000 shares authorized, 178,794,505 shares issued and outstanding at June 30, 2026; 1,000,000,000 shares authorized, 178,485,407 shares issued and outstanding at December 31, 2025	18	19
Class B common stock — $0.0001 par value per share: 200,000,000 shares authorized, 37,893,047 shares issued and outstanding at June 30, 2026 and December 31, 2025	4	4
Blockchain common stock — $0.0001 par value per share: 500,000,000 shares authorized, 6,941,715 and no shares issued and outstanding at June 30, 2026 and December 31, 2025	1	—
Treasury stock, at cost	(27,775)	—
Additional paid-in capital	1,495,236	1,415,804
Accumulated deficit	(54,347)	(186,993)
Total Figure Technology Solutions, Inc. stockholders' equity	1,413,137	1,228,834
Noncontrolling interests in consolidated subsidiaries	(27)	8,364
Total stockholders' equity	1,413,110	1,237,198
Total liabilities and stockholders' equity	$3,017,688	$2,317,523

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue:
Ecosystem and technology fees	$72,865	$28,141	$120,171	$43,754
Servicing fees	11,303	7,464	21,128	14,655
Interest income	22,809	11,966	42,185	23,190
Origination fees	26,346	16,250	49,476	28,727
Gain on sale of loans, net	57,572	36,312	106,928	66,104
Gain on servicing asset, net	29,093	1,844	41,960	2,170
Marketable securities income, net	3,971	4,066	7,631	11,679
Other revenue	1,629	34	3,116	308
Total net revenue	225,588	106,077	392,595	190,587
Expenses:
General and administrative	51,428	16,397	97,023	35,237
Technology and product development	15,551	16,018	31,156	33,434
Operations and processing	28,914	14,448	50,361	27,126
Sales and marketing	30,738	16,966	56,221	31,933
Interest expense	19,670	12,376	36,559	23,348
Other expense	1,550	2,148	1,597	3,713
Total expenses	147,851	78,353	272,917	154,791
Operating income	77,737	27,724	119,678	35,796
Other income (expense), net	5,251	5,627	1,412	(1,828)
Income before income taxes	82,988	33,351	121,090	33,968
Income tax (benefit) provision	(4,448)	3,357	(11,393)	4,587
Net income	87,436	29,994	132,483	29,381
Net (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(10)	52	92	259
Net income attributable to Figure Technology Solutions, Inc.	$87,446	$29,942	$132,391	$29,122

Net income per share of Class A, Class B, and Blockchain common stock
Basic	$0.39	$0.11	$0.60	$0.04
Diluted	$0.35	$0.08	$0.53	$0.04
Weighted-average Class A, Class B, and Blockchain common shares outstanding
Basic	221,514,237	69,718,087	219,395,921	69,558,368
Diluted	246,969,949	87,771,893	247,926,321	86,763,570
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share and per share data)

	Class A Common Stock		Class B Common Stock		Blockchain Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Figure Technology Solutions, Inc. Stockholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 31, 2026	180,812,863	$19	37,893,047	$4	687,920	$—	593,103	$(18,218)	$1,452,264	$(142,048)	$1,292,021	$(1)	$1,292,020
Exercise of stock options and warrants	3,516,792	—	—	—	—	—	—	—	14,939	—	14,939	—	14,939
Stock-based compensation expense	—	—	—	—	—	—	—	—	28,033	—	28,033	—	28,033
Dividends and redemptions of subsidiaries	—	—	—	—	—	—	—	—	—	255	255	(16)	239
Settlement of restricted stock units	718,645	—	—	—	—	—	288,910	(9,557)	—	—	(9,557)	—	(9,557)
Conversions between Class A common stock and Blockchain common stock, net	(6,253,795)	(1)	—	—	6,253,795	1	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	—	—	—	—	87,446	87,446	(10)	87,436
Balance at June 30, 2026	178,794,505	$18	37,893,047	$4	6,941,715	$1	882,013	$(27,775)	$1,495,236	$(54,347)	$1,413,137	$(27)	$1,413,110

	Class A Common Stock		Class B Common Stock		Blockchain Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total Figure Technology Solutions, Inc. Stockholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2025	178,485,407	$19	37,893,047	$4	—	$—	—	$—	$1,415,804	$(186,993)	$1,228,834	$8,364	$1,237,198
Exercise of stock options and warrants	5,898,980	—	—	—	—	—	—	—	23,752	—	23,752	—	23,752
Stock-based compensation expense	—	—	—	—	—	—	—	—	55,680	—	55,680	—	55,680
Dividends and redemptions of subsidiaries	—	—	—	—	—	—	—	—	—	255	255	(89)	166
Settlement of restricted stock units	1,351,833	—	—	—	—	—	569,513	(18,075)	—	—	(18,075)	—	(18,075)
Conversions between Class A common stock and Blockchain common stock, net	(6,941,715)	(1)	—	—	6,941,715	1	—	—	—	—	—	—	—
Class A common stock repurchases	—	—	—	—	—	—	312,500	(9,700)	—	—	(9,700)	—	(9,700)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	—	—	—	(8,394)	(8,394)
Net income	—	—	—	—	—	—	—	—	—	132,391	132,391	92	132,483
Balance at June 30, 2026	178,794,505	$18	37,893,047	$4	6,941,715	$1	882,013	$(27,775)	$1,495,236	$(54,347)	$1,413,137	$(27)	$1,413,110

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(in thousands, except share and per share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Figure Technology Solutions, Inc. Stockholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	111,900,495	$2	69,497,017	$2	$681,794	$(321,671)	$360,127	$8,403	$368,530
Exercise of stock options and warrants	—	—	442,143	—	537	—	537	—	537
Stock-based compensation expense	—	—	—	—	2,847	—	2,847	—	2,847
Issuance of preferred stock warrants	—	—	—	—	2,477	—	2,477	—	2,477
Dividends and redemptions of subsidiaries	—	—	—	—	—	—	—	(25)	(25)
Other equity contributions	—	—	—	—	—	—	—	100	100
Net income	—	—	—	—	—	29,942	29,942	52	29,994
Balance at June 30, 2025	111,900,495	$2	69,939,160	$2	$687,655	$(291,729)	$395,930	$8,530	$404,460

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Figure Technology Solutions, Inc. Stockholders’ Equity	Noncontrolling Interests in Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	111,900,495	$2	69,300,284	$2	$675,945	$(320,851)	$355,098	$8,277	$363,375
Exercise of stock options and warrants	—	—	638,876	—	1,045	—	1,045	—	1,045
Stock-based compensation expense	—	—	—	—	5,261	—	5,261	—	5,261
Issuance of preferred stock warrants	—	—	—	—	5,404	—	5,404	—	5,404
Dividends and redemptions of subsidiaries	—	—	—	—	—	—	—	(106)	(106)
Other equity contributions	—	—	—	—	—	—	—	100	100
Net income	—	—	—	—	—	29,122	29,122	259	29,381
Balance at June 30, 2025	111,900,495	$2	69,939,160	$2	$687,655	$(291,729)	$395,930	$8,530	$404,460
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FIGURE TECHNOLOGY SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income	$132,483	$29,381
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on servicing asset, net	(41,960)	(2,170)
Gain on sale of loans, net	(106,928)	(66,104)
Gain on sale of equity method investments	(5,934)	—
Loss on digital assets, net	4,475	1,808
Change in fair value of marketable securities	4,839	(2,231)
Loss from fund and equity method investments	533	1,602
Interest expense paid in YLDS	20,047	—
Amortization of deferred financing costs	801	322
Amortization of internally developed software	8,981	8,077
Services exchanged for issuance of warrants	—	5,404
Stock-based compensation expense, net of capitalization	51,976	5,261
Losses on repurchased loans	1,597	3,700
Deferred income taxes, net	(30,786)	—
Other non-cash adjustments	931	—
Net change in operating assets and liabilities:
Proceeds from loan sales, net of repurchases	4,638,228	2,676,013
Originations of loans held for sale	(2,686,831)	(1,488,206)
Purchases of loans held for sale	(2,432,718)	(1,302,388)
Principal payments on loans held for sale	389,014	209,521
Accounts receivable, net	(37,858)	(16,350)
Other assets	(25,875)	(3,044)
Accounts payable and other liabilities	42,016	15,493
Net cash (used in) provided by operating activities	(72,969)	76,089
Investing activities:
Capitalization of internally developed software costs	(12,673)	(9,871)
Investment contributions	(4,040)	(1,264)
Purchases of digital assets	(2,696)	(2,226)
Proceeds from sale of equity method investments	5,984	—
Proceeds from sales of digital assets	2,692	3,102
Realized gains (losses) on futures	7,273	(3,127)
Purchases of marketable securities	(127,993)	(36,228)
Principal payments on marketable securities	36,613	19,137
Deconsolidation of subsidiary	(11,737)	—
Partner prefunding	(13,034)	—
Partner prefunding repayment	44,034	—
Other investing activities	316	797
Net cash used in investing activities	(75,261)	(29,680)
Financing activities:
Proceeds from debt	4,625,607	2,499,513
Proceeds from debt, related party	283,390	—
Principal payments on debt	(4,429,043)	(2,520,502)
Principal payments on debt, related parties	(168,693)	—
Payments of deferred financing costs	(2,317)	(530)
Proceeds from servicing activity on behalf of third-party loan owners	121,502	67,901
Net changes in customer deposit liabilities	(11,774)	3,201
Common stock repurchase	(9,700)	—
Proceeds from exercises of stock options and warrants	23,752	1,045
Taxes paid related to net share settlement of equity awards	(18,075)	—
Other financing activities	201	92
Net cash provided by financing activities	414,850	50,720
Net increase in cash, cash equivalents, and restricted cash	266,620	97,129
Cash, cash equivalents, and restricted cash, beginning of period	1,266,778	347,447
Cash, cash equivalents, and restricted cash, end of period	$1,533,398	$444,576
Supplemental cash flow disclosure:
Cash paid during the period for interest	$15,419	$24,429
Cash paid during the period for income taxes	26,646	1,920

Non-cash investing and financing activities:
Receipt of liquidity pool tokens	$(360,361)	$—
Sale of liquidity pool tokens	362,452	—
Right of use assets obtained in exchange for operating lease liabilities	—	1,245
Non-cash partner prefunding in YLDS	(74,324)	—
Distributions from Domestic Solana Fund	521	(1,128)
Stock-based compensation included in capitalized internally developed software	(3,704)	212
Marketable securities retained in securitization transactions	—	(32,365)
Non-cash payments issued through debt	(1,699)	—
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

NOTE 1—BUSINESS AND ORGANIZATION
Figure Technology Solutions, Inc. (“FTS”, “Figure”, or the “Company”) is a financial technology company that has built a suite of blockchain-based products and solutions centered around the vision of promoting efficiency and liquidity in financial markets. The Company offers a technology-enabled loan origination system and pairs this system with a distribution marketplace, Figure Connect, providing access to a deep and broad pool of capital markets partners (together, the “Technology Offering”). In addition, the Company has utilized blockchain technology to develop financial infrastructure for digital assets and credit, providing interest-bearing stablecoin security and Democratized Prime, a decentralized, blockchain-based financial marketplace connecting sources and uses of capital.
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
For additional information regarding the Recombination and the IPO, refer to “Note 1—Business and Organization” in the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Secondary Offering
In February 2026, the Company completed a secondary public offering of 4,375,000 shares of its Blockchain Common Stock (“Blockchain Stock”). The transaction was structured as a synthetic secondary offering in which underwriters purchased 4,375,000 existing shares of the Company’s Class A common stock from selling stockholders and sold them to the Company. The Company then sold newly minted Blockchain Stock to the purchasers. The Company received no cash proceeds from the sale of the Blockchain Stock.
In connection with the offering, the Company utilized approximately $10 million of cash on hand to repurchase 312,500 shares of its Class A common stock from the underwriters at the public offering price of $32.00 (the “Share Repurchase”). The shares acquired in the Share Repurchase are held in treasury. The completion of this transaction resulted in approximately a $10 million reduction in cash and cash equivalents and a corresponding increase in treasury stock, with no net impact on the total number of common shares issued.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements for the three and six months ended June 30, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information along with the instructions to Form 10-Q and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In management’s opinion, the Company made all adjustments (consisting of normal, recurring and non-recurring adjustments) during the quarter that were considered necessary for the fair statement of the financial position and operating results of the Company. The Condensed Consolidated Financial Statements include the accounts of the Company and the combined wholly-owned subsidiaries over which the Company controls significant

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

operating, financial, and investing decisions of the entity as well as those entities deemed to be variable interest entities (“VIEs”) in which the Company is determined to have a controlling financial interest.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, the results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results for the entire fiscal year ending December 31, 2026, or for any other period. Further, the balance sheet as of December 31, 2025, has been derived from the audited Consolidated Balance Sheet as of this date. There have been no material changes, other than what is discussed herein, to the Company's significant accounting policies as compared to the significant accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes, together with management’s discussion and analysis of financial position and results of operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
The following tables present the impact to the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and Condensed Consolidated Statements of Cash Flows as a result of this change for the six months ended June 30, 2025.

	Three Months Ended June 30, 2025
Condensed Consolidated Statements of Operations	As Reported	Adjustment	Recast
Interest income	$16,032	$(4,066)	$11,966
Gain on sale of loans, net	36,312	—	36,312
Marketable securities income, net	—	4,066	4,066

	Six Months Ended June 30, 2025
Condensed Consolidated Statements of Operations	As Reported	Adjustment	Recast
Interest income	$32,638	$(9,448)	$23,190
Gain on sale of loans, net	68,335	(2,231)	66,104
Marketable securities income, net	—	11,679	11,679

	Six Months Ended June 30, 2025
Condensed Consolidated Statements of Cash Flows	As Reported	Adjustment	Recast
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of loans, net	$(68,335)	$2,231	$(66,104)
Change in fair value of marketable securities	—	(2,231)	(2,231)
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
The following table presents the impact to the Condensed Consolidated Statements of Cash Flows as a result of this change for the six months ended June 30, 2025.

	Six months ended June 30, 2025
Condensed Consolidated Statements of Cash Flows	As Reported	Adjustment	Recast
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts payable and other liabilities	$18,694	$(3,201)	$15,493
Financing activities:
Net changes in customer deposit liabilities	—	3,201	3,201
Change in Accounting Principle
Accounting for payment stablecoins
As of December 31, 2025, the Company voluntarily elected to change its method of accounting for payment stablecoins to classify them as cash equivalents and applied the change retrospectively. See “Note 2—Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a description of the change in accounting principle.
The following table presents the impact to the Condensed Consolidated Statements of Cash Flows as a result of this change to the six months ended June 30, 2025; there was no impact to the Condensed Consolidated Statements of Cash Flows beyond the line items shown below.

	Six Months Ended June 30, 2025
	As Reported	Adjustment	Recast
Operating activities:
Loss on digital assets, net	$1,819	$(11)	$1,808
Investing activities:
Purchases of digital assets	$(5,759)	$3,533	$(2,226)
Proceeds from sales of digital assets	6,386	(3,284)	3,102
Change in Statement of Cash Flow Presentation Related to Retained Beneficial Interests in Loan Securitizations
As of December 31, 2025, the Company corrected the presentation of certain retained beneficial interests in loan securitization transactions within the Condensed Consolidated Statements of Cash Flows and applied the correction retrospectively. See “Note 2—Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a description of the correction.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The following table presents the impact to the Condensed Consolidated Statements of Cash Flows as a result of the correction for the six months ended June 30, 2025; there was no impact to the Condensed Consolidated Statements of Cash Flows beyond the line items shown below.

	Six Months Ended June 30, 2025
	As Reported	Adjustment	As Corrected
Operating activities:
Proceeds from loan sales, net of repurchases	$2,708,378	$(32,365)	$2,676,013
Purchases of marketable securities	(68,593)	68,593	—
Principal payments on marketable securities	19,137	(19,137)	—
Net cash provided by operating activities(A)	62,210	17,091	79,301
Investing activities:
Purchases of marketable securities	—	(36,228)	(36,228)
Principal payments on marketable securities	—	19,137	19,137
Net cash used in investing activities(B)	$(12,838)	$(17,091)	$(29,929)

Non-cash investing and financing activities:
Marketable securities retained in securitization transactions	$—	$(32,365)	$(32,365)
(A) Net cash provided by operating activities “As Corrected” represents the impact from this adjustment only and does not tie to the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 as it does not include the impact from the customer deposit liability and payment stablecoin presentation changes disclosed in “—Change in Financial Statement Presentation” and “—Change in Accounting Principle”, respectively, above.
(B) Net cash used in investing activities “As Corrected” represents the impact from this adjustment only and does not tie to the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 as it does not include the impact from the payment stablecoin presentation change disclosed in “—Change in Accounting Principle” above.
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
Substantially all of the Company’s revenues and long-lived assets are located in the United States. Our diversified ecosystem of whole loan buyers and access to additional liquidity through the securitization market mitigates concentration risk related to individual purchasers of loans for which we earn revenues. No customer accounted for more than 10% of the Company’s total net revenue for each of the respective periods or for the same periods in the prior year.
Derivatives
Treasury Note Futures Contracts
The Company recorded aggregate net realized and unrealized gains (losses) for derivative assets and liabilities within “Gain on sale of loans, net” in the Condensed Consolidated Statements of Operations of $0.7 million and $4.7 million for the three and six months ended June 30, 2026, respectively, and $(1.5) million and $(6.2) million for the three and six months ended June 30, 2025, respectively. Any results from the settlement of the Company derivative financial instruments are included as “Realized gains (losses) on futures” as an investing cash flow within the Condensed Consolidated Statements of Cash Flows.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The Company records derivative assets and liabilities within “Other current liabilities” and “Other current assets” in the Condensed Consolidated Balance Sheets. As of June 30, 2026 and December 31, 2025 we recorded the following balances:

	June 30, 2026		December 31, 2025
	Notional	Balance	Notional	Balance
Other current asset:
Treasury note futures	$—	$—	$159,800	$442
Other current liability:
Treasury note futures	$790,000	$2,122	$—	$—
Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents, excluding payment stablecoins	$1,388,443	$1,159,597
Payment stablecoins	49,068	38,544
Restricted cash	95,887	68,637
Total cash, cash equivalents and restricted cash	$1,533,398	$1,266,778
Accounts receivable, net

The following table presents the components of “Accounts receivable, net” reported in the Condensed Consolidated Balance Sheets:

	June 30, 2026	December 31, 2025
Trade accounts receivable	$44,464	$30,627
Interest receivable	4,554	4,440
Subservicer receivable(A)	12,789	6,914
Other accounts receivable	27,129	10,355
Less: Allowance for credit losses	(409)	(320)
Accounts receivable, net	$88,527	$52,016
(A) Subservicer receivable consists of loan principal and interest payments collected on behalf of the Company by a subservicer that have not yet been remitted to the Company.
The Company is exposed to credit risk related to trade accounts receivable. In order to manage credit risk, the Company generally has the right to withhold amounts due from transaction proceeds paid to the customer. At June 30, 2026, trade accounts receivable from four customers individually accounted for approximately 18.9%, 14.1%, 11.6%, and 10.4% of trade accounts receivables. No other customer accounted for 10% or more of trade accounts receivable.
Revenue Recognition
The Company’s revenues are substantially comprised of ecosystem and technology fees, loan originations and sales gains or losses, interest income earned on those loans, and loan servicing.
See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for the Company’s legacy revenue recognition accounting policies.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The following table presents the components of “Ecosystem and technology fees” in the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Technology offering fees(A)	$29,176	$10,855	$46,472	$18,750
Ecosystem fees(B)	36,768	14,938	61,187	20,150
Program fees(C)	6,921	2,348	12,512	4,854
Total ecosystem and technology fees	$72,865	$28,141	$120,171	$43,754
(A)    Technology offering fees include fees that are accounted under ASC 606 as well as $12.2 million and $20.1 million for the three and six months ended June 30, 2026, respectively, and $4.3 million and $6.8 million for the three and six months ended June 30, 2025, respectively, that are in the scope of ASC 310.
(B)    Ecosystem fees include fees that are accounted for under ASC 606 as well as $15.0 million and $24.7 million for the three and six months ended June 30, 2026, respectively, and $7.1 million and $9.6 million for the three and six months ended June 30, 2025, respectively, that are in the scope of ASC 310.
(C)    Program fees are not in the scope of ASC 606.
Software Costs
The Company amortizes internally-developed software capitalized costs within “Technology and product development” expense in the Condensed Consolidated Statements of Operations as follows:

	Estimated Useful Life (Years)	June 30, 2026	December 31, 2025
Internally developed software	3	$118,249	$101,873
Accumulated amortization(A)		(82,685)	(73,704)
Net		$35,564	$28,169
(A)    The Company amortized $4.3 million and $9.0 million of capitalized internally-developed software costs during the three and six months ended June 30, 2026, respectively and $4.1 million and $8.1 million, respectively, during the three and six months ended June 30, 2025.
Recently Issued Accounting Standards
With the exception of those discussed below, there have not been recent changes in accounting pronouncements issued by the FASB that are applicable to, or adopted by, the Company during the six months ended June 30, 2026.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) - Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregated disclosures, in the notes to the financial statements, of certain categories of expenses that are included in expense line items on the face of the income statement. ASU 2024-03 also requires a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclosure of the total amount of selling expenses, and in annual reporting periods, the Company’s definition of selling expenses. ASU 2024-03 is effective for public business entities’ annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of adopting ASU 2024-03 on its disclosures.
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
NOTE 3—INVESTMENTS
The Company holds investments across three primary categories: marketable securities that represent the interests it is required to retain upon securitizing loans in transactions that are considered sales under GAAP; digital assets, in the form of cryptocurrencies or digital financial assets, held by the Company and held as collateral for personal loans; and investments in entities that the Company does not consolidate.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Marketable Securities
The following table summarizes the Company’s marketable securities at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Outstanding Face Amount(A)	Net Fair Value Adjustment	Carrying Value(B)
Marketable securities, at fair value:
Investment grade debt securities(C)	$276,249	$(613)	$275,636
Below investment grade debt securities(D)	44,216	(632)	43,584
Residual interest securities(E)	35,760	(973)	34,787
Total marketable securities, at fair value	$356,225	$(2,218)	$354,007

	December 31, 2025
	Outstanding Face Amount(A)	Net Fair Value Adjustment	Carrying Value(B)
Marketable securities, at fair value:
Investment grade debt securities(C)	$202,358	$1,500	$203,858
Below investment grade debt securities(D)	29,648	(521)	29,127
Residual interest securities(E)	40,803	(637)	40,166
Total marketable securities, at fair value	$272,809	$342	$273,151
(A)    The total outstanding face amount represents the unpaid principal balance of the debt securities outstanding at each period end.
(B)    The Company elected the fair value option for marketable securities; therefore, carrying value represents fair value. The total carrying value includes $318.1 million and $231.8 million of debt securities collateralized under repurchase agreements at June 30, 2026 and December 31, 2025, respectively. See “Note 6—Debt” and “Note 12—Fair Value Measurements” for additional information regarding the retained interest facility and valuation of the Company’s marketable securities, respectively.
(C)    Represents debt securities rated A- or above by Morningstar DBRS or comparable rating by other rating agencies.
(D)    Represents debt securities rated below A- by Morningstar DBRS or comparable rating by other rating agencies.
(E)    Represents residual interests and non-rated securities in securitizations that are not considered debt securities, including 28 and 20 non-rated securities with aggregate outstanding face amounts of $17.0 million and $20.9 million at June 30, 2026 and December 31, 2025, respectively, and 23 and 15 interest-only securities based upon aggregate outstanding principal amounts of $18.7 million and $19.9 million at June 30, 2026 and December 31, 2025, respectively.
Digital Assets
Digital Assets Held as Collateral
The Company records digital assets and the corresponding liability for digital assets held as collateral at fair value, and the Company does not consider the cost basis to be meaningful. While the collateral is in the Company’s control, the Company has the ability to use the collateral for loan, margin, rehypothecation, or other similar activities to which the Company or its affiliates are a party, however, chooses not to do so without the customer’s consent and such assets are held solely for the purpose of securing the related loans. Digital assets held for collateral are included in “Digital assets” in the Condensed Consolidated Balance Sheets. The Company originates loans collateralized by digital assets and recorded a corresponding $21.1 million and $52.6 million liability at June 30, 2026 and December 31, 2025, respectively, representing the fair value of digital assets owed to the borrower in the event of loan repayment that is included in “Other current liabilities” in the Condensed Consolidated Balance Sheets.
See “Note 12—Fair Value Measurements” for additional information regarding the valuation of these assets and liabilities.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The following table summarizes the significant digital assets held as collateral at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Units	Fair Value	Units	Fair Value
Digital assets held as collateral:
Bitcoin (BTC)	313	18,338	527	$46,119
Ethereum (ETH)	1,775	2,787	2,173	6,450
Total digital assets held as collateral		$21,125		$52,569
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
Digital Assets Held
Digital Assets Held at Fair Value
The Company records digital assets held at fair value in both “Digital assets” and “Digital assets, non-current” in the Condensed Consolidated Balance Sheets, depending on the nature of the underlying asset and related restrictions. See “Note 2—Summary of Significant Accounting Policies” and “Note 12—Fair Value Measurements” for additional information regarding the classification and valuation of these assets.
During the three months ended June 30, 2026, the Company established new liquidity pool positions on the Ethereum and Solana blockchains by redeploying an equivalent of $19.0 million in digital financial assets, which were held as of March 31, 2026. The treatment of these digital assets held continue to be accounted for in accordance with the existing accounting policy per “Note 2—Summary of Significant Accounting Policies”.
The following table summarizes digital assets held at fair value by the Company, and by third-party custodians on behalf of the Company, at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Units	Cost Basis	Fair Value	Units	Cost Basis	Fair Value
Digital assets held at fair value:
Solana (SOL)(A)	94,860	$11,332	$6,989	87,707	$10,731	$10,918
United States Dollar Tether (USDT)	158,379	158	194	958,734	959	959
Liquidity Pools	Various	22,507	22,507	Various	23,485	23,510
Other digital assets(B)	Various	848	849	Various	475	555
Total digital assets held at fair value		$34,845	$30,539		$35,650	$35,942
(A)    Includes 42,253 Solana (“SOL”) at June 30, 2026 that are subject to a lock-up period through January 2028 and unlocked on a monthly basis based on a contractual schedule. The locked tokens are not accessible, are staked, and earn rewards during the lock up period.
(B) Includes various other digital asset balances, none of which individually represented more than 5% of the fair value of total digital assets held at fair value.
Digital Assets Held at Cost
The Company records digital assets held at cost, net of impairment, in “Digital assets” in the Condensed Consolidated Balance Sheets. The following table summarizes digital assets held at cost by the Company, and by third-party custodians on behalf of the Company, at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Units	Cost Basis	Carrying Value	Units	Cost Basis	Carrying Value
Digital assets held at cost:
HASH(A)	19,768,595,783	$11,832	$11,832	19,873,741,886	$11,691	$11,691
Total digital assets held at cost		$11,832	$11,832		$11,691	$11,691
(A)    Represents native utility tokens used by the Company as a medium of exchange (“HASH”), maintained by an affiliated entity. See “Note 11—Related Party Transactions” for additional information regarding the related party relationship.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Digital Assets Activity
The following table summarizes activities involving the Company’s digital assets for the six months ended June 30, 2026 and 2025:

	Held as Collateral	Held at Fair Value(A)	Held at Cost
Balance at December 31, 2024	$64,439	$19,207	$1,506
Purchases(B)	—	1,841	385
Sales(C)	—	(2,716)	(386)
Collateral received(D)	33,575	—	—
Collateral returned(D)	(25,066)	—	—
Gains(E)	—	3,928	—
Distributions from Fund I(F)	—	1,436	—
Change in fair value(G)	239	(5,718)	—
Balance at June 30, 2025	$73,187	$17,978	$1,505

Balance at December 31, 2025	$52,569	$35,942	$11,691
Purchases(B)	—	362,009	1,765
Sales(C)	—	(363,458)	(1,624)
Collateral received(D)	13,238	—	—
Collateral returned(D)	(29,613)	—	—
Gains(E)	—	525	—
Distributions from Fund I(F)	—	521	—
Change in fair value(G)	(15,069)	(5,000)	—
Balance at June 30, 2026	$21,125	$30,539	$11,832
(A) Period activity for the six months ended June 30, 2025 has been recast to reflect the reclassification of payment stablecoins from “Digital assets” to “Cash and cash equivalents”. This change resulted in a $(3.5) million change to Purchases activity and a $3.3 million change to Sales activity for the six months ended June 30, 2025. See “Note 2—Summary of Significant Accounting Policies—Change in Accounting Principle”, for further details.
(B) Includes receipts of digital assets held as well as receipts of digital assets issued in connection with the contributions to liquidity pools.
(C) Includes transactions related to the settlement and transfer of digital assets held as well as transactions related to the redemption of liquidity pool digital assets.
(D) Collateral received and returned includes movements impacting digital assets held as collateral associated with borrower personal loan activities which can include receipt of digital assets held as collateral related to loan originations, combined loan to value maintenance, and returns of collateral owed to the borrower once a loan has been repaid.
(E) Includes realized gains incurred on the sale of digital assets held for sale, and the recognition of income associated to blockchain staking rewards which are reflected in “Other income (expense), net” in the Condensed Consolidated Statements of Operations. No realized gains were recorded for digital assets held as collateral, as the liquidation of collateral reduces the corresponding liability and cash proceeds are applied to the borrower’s personal loan balance.
(F) Represents distributions of digital assets received from SOL Opportunity Fund L.P. (“Domestic Solana Fund”), a domestic fund that invests primarily in SOL.
(G) There is a corresponding liability to return digital assets held as collateral that is an embedded derivative. The embedded derivative and the host contract are reported within “Other current liabilities” on the Condensed Consolidated Balance Sheets. The change in the fair value of the embedded derivative and the change in the digital assets held as collateral have a naturally offsetting relationship and are recorded within “Other income (expense), net” on the Condensed Consolidated Statements of Operations.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Equity Investments
The Company holds the following minority investments in certain entities not considered significant to the Company which are reported in “Other non-current assets” in the Condensed Consolidated Balance Sheets. Following the disposal of all ownership interest in Reflow Services, LLC, as discussed in “Note 11—Related Party Transactions” the Company’s net income earned from equity-method investees is primarily recorded within Other income (expense), net in the Condensed Consolidated Statements of Operations. The following table presents the carrying value of these investments at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Equity Interest	Investment	Investment
Equity method investees:
Domestic Solana Fund	4.8%	$976	$2,104
Reflow Services, LLC	—%	—	800
Fig SIX Mortgage, LLC	5.0%	5,517	2,477
Evergreen Funds(A)	(A)	9,753	—
Total equity method investments		16,246	5,381
Measurement alternative investments		2,419	1,419
Total equity investments		$18,665	$6,800
(A) The Evergreen Funds represent the Company’s 33.3% and 55% interest in VS Evergreen Fund GP LLC and VS Evergreen Financing Fund LP, respectively. The Company does not consolidate the Evergreen Funds as the Company is not the primary beneficiary.
The following table summarizes activities involving the Company’s equity investments:

	Equity Method Investments	Measurement Alternative Investments	Total
Balance at December 31, 2024	$6,668	$1,542	$8,210
Share of investee earnings	(1,646)	—	(1,646)
Dividends received	(1,925)	—	(1,925)
Contributions	1,373	—	1,373
Measurement alternative adjustments	n.a.	(182)	(182)
Balance at June 30, 2025	$4,470	$1,360	$5,830

Balance at December 31, 2025	$5,381	$1,419	$6,800
Share of investee earnings	(533)	—	(533)
Dividends received	(1,344)	—	(1,344)
Contributions	12,792	1,000	13,792
Disposals	(50)	—	(50)
Balance at June 30, 2026	$16,246	$2,419	$18,665
NOTE 4—SERVICING
The following table summarizes the Company’s servicing assets at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	UPB of Underlying Loans	Loan Count	Carrying Value(A)	UPB of Underlying Loans	Loan Count(B)	Carrying Value(A)
HELOC loans	$17,199,333	224,640	$153,102	$12,783,215	172,540	$111,211
Mortgage loans	141,762	264	1,922	147,268	270	1,853
Total servicing assets	$17,341,095	224,904	$155,024	$12,930,483	172,810	$113,064
(A)    The Company records loan servicing assets at fair value. The total carrying value includes $63.8 million of collateralized loan servicing rights at December 31, 2025. See “Note 6—Debt” and “Note 12—Fair Value Measurements” for additional information regarding the mortgage service right (“MSR”) financing arrangement and valuation of the Company’s servicing rights, respectively.
(B) The loan count for HELOC loans was incorrectly presented in thousands, instead of ones, at December 31, 2025, and has been corrected to be properly presented in ones.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The following table presents a rollforward of the Company’s servicing assets for the six months ended June 30, 2025 and 2026:

Balance at December 31, 2024	$88,497
Change in fair value due to:
Additions(A)	25,080
Realization of cash flows(B)	(12,359)
Change in valuation inputs and assumptions	(10,551)
Total impact of change to fair value	2,170
Balance at June 30, 2025	$90,667

Balance at December 31, 2025	$113,064
Change in fair value due to:
Additions(A)	52,159
Realization of cash flows(B)	(19,778)
Change in valuation inputs and assumptions	9,579
Total impact of change to fair value	41,960
Balance at June 30, 2026	$155,024
(A)    Represents the fair value of servicing rights retained upon sale of originated and purchased loans.
(B)    Based on the paydown of the underlying loans.
The following table summarizes the geographic concentration of the loans underlying the servicing rights at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
State	Amount Outstanding(A)	% of Total	Amount Outstanding(A)	% of Total
California	$4,135,498	23.8%	$3,239,619	25.1%
Florida	2,002,340	11.5	1,553,217	12.0
Other (B)	11,203,257	64.7	8,137,647	62.9
Total	$17,341,095	100.0%	$12,930,483	100.0%
(A)    Represents the principal balance of loans that the Company services.
(B)    The Company did not service loans in any state or U.S. territory contained in “Other” aggregating to more than 5% of the total amount outstanding of the loans that the Company services.
As part of its servicing operations, the Company held principal, interest, and other borrower payments of $487.5 million and $364.9 million at June 30, 2026 and December 31, 2025, respectively, due to third-party loan buyers recorded within “Payables to third-party loan owners” in the Condensed Consolidated Balance Sheets. The Company makes payments on these arrangements by remitting amounts due from proceeds received from borrower payments on the underlying loans.
NOTE 5—LOANS
The Company records loans at fair value, see “Note 12—Fair Value Measurements” for additional information regarding the valuation of loans.
The following table summarizes loans held by the Company at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	UPB	Fair Value	UPB	Fair Value
Loans held for sale:
HELOC loans(A)	$520,124	$537,159	$312,401	$320,566
Personal loans(B)	52,057	51,820	79,350	79,113
Other(C)	8,390	8,421	4,724	4,658
Total loans held for sale	$580,571	$597,400	$396,475	$404,337

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

(A)    The total carrying value of HELOC loans includes $108.5 million and $21.7 million of collateralized HELOCs under repurchase agreements at June 30, 2026 and December 31, 2025, respectively, which are not for sale while collateralized. See “Note 6—Debt” and “Note 12—Fair Value Measurements” for additional information regarding funding debt outstanding and valuation of the Company’s loans at fair value, respectively.
(B)    Loans collateralized by digital assets.
(C)    Primarily contains residential transition loans, other mortgage loans, legacy mortgages and other unsecured loans.
Loans are generally placed on nonaccrual status when principal or interest is 90 days or more past due. The Company does not consider the average carrying values and interest income recognized (including interest income recognized using a cash-basis method) material for nonaccrual loans. The Company placed loans held for sale with an aggregate unpaid principal balance (UPB) of $14.1 million and $2.4 million and fair value of $14.6 million and $1.6 million on nonaccrual status at June 30, 2026 and December 31, 2025, respectively.
The Company did not hold any loans for investment at June 30, 2026 or December 31, 2025.
The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans held by the Company at June 30, 2026 and December 31, 2025.

	June 30, 2026			December 31, 2025
Payment Status	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Loans held for sale:
Current	$551,226	$568,841	$17,615	$374,842	$383,602	$8,760
30 to 59 days	5,001	4,861	(140)	2,308	2,229	(79)
60 to 89 days	4,267	4,116	(151)	4,193	4,030	(163)
90 days or more	19,543	19,028	(515)	14,387	13,717	(670)
Forbearance	534	554	20	745	759	14
Total loans held for sale	$580,571	$597,400	$16,829	$396,475	$404,337	$7,862
The following table summarizes the Company’s loan activity for the six months ended June 30, 2025 and 2026:

Loans Held for Sale
Balance at December 31, 2024	$395,922
Purchases	1,302,388
Originations	1,488,206
Sales, net of repurchases	(2,639,933)
Principal payments	(209,521)
Change in fair value(A)	(1,494)
Loans not yet repurchased	(1,939)
Balance at June 30, 2025	$333,629

Balance at December 31, 2025	$404,337
Purchases	2,432,718
Originations	2,690,665
Sales, net of repurchases	(4,547,412)
Principal payments	(395,192)
Change in fair value(A)	10,848
Loans not yet repurchased	1,436
Balance at June 30, 2026	$597,400
(A)    Change in fair value of loans are reflected in “Gain on sale of loans, net” in the Condensed Consolidated Statements of Operations.
The top five loan originators for the six months ended June 30, 2026 and 2025 originated $2.9 billion and $1.4 billion unpaid principal balance of loans, or 40.2% and 42.8% of loan origination volume.
The top five loan originators represented 19.3% and 22.5% of total net revenue for the six months ended June 30, 2026 and 2025, respectively.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

The top five loan purchasers for the six months ended June 30, 2026 and 2025 purchased $4.1 billion and $1.5 billion unpaid principal balance of loans, or 54.4% and 45.8%, of total unpaid principal balance of loans sold by the Company, excluding zero and $574.7 million unpaid principal balance contributed and securitized by the Company, whose “Gain on sale of loans, net” revenue represent 27.0% and 23.4% of total net revenue, respectively.

NOTE 6—DEBT
The following table summarizes the Company’s debt components:

	June 30, 2026					December 31, 2025
	Carrying Value	Facility Inception Date	Final Stated Maturity(A)	Weighted Average Funding Cost	Collateral Carrying Value	Carrying Value
Debt carried at cost:
Funding debt:
Warehouse Facility 1(B)	$2,500	November 2022	May 2027	5.9%	$3,335	$2,904
Warehouse Facility 2(C)	884	February 2023	January 2027	6.2	1,689	7,039
Warehouse Facility 3(D)	—	October 2023	n.a.	—	—	—
REIT Warehouse(E)	—	October 2024	December 2026	—	—	750
Warehouse Facility 5(F)	6,190	April 2025	July 2026	6.0	6,521	1,700
Warehouse Facility 6(G)	66,123	July 2025	June 2027	5.4	67,901	6,063
Warehouse Facility 7(H)	29,263	April 2026	October 2027	7.6	29,094	—
Digital Asset Loan Facility(I)	—	April 2025	October 2026	—	—	3,097
	104,960					21,553

MSR financing:
Lender 1(J)	—	June 2024	June 2026	—	—	40,000

Financed retained interests:
Retained Interest Facility(L)	317,664	April 2023	Various(K)	5.8	318,118	231,633

Total debt carried at cost, gross	422,624					293,186

Unamortized deferred financing costs(M)	(4,374)					(2,603)
Total debt carried at cost, net	418,250					290,583

Debt at fair value:
FCC(N)	78,727					76,110
Democratized Prime YLDS(O)	41,378					24,409
	120,105					100,519

Debt at fair value to related parties:
FCC - related parties(N)	118,293					2,050
Democratized Prime YLDS - related parties(O)	306,347					164,085
	424,640					166,135

Total debt carried at fair value	544,745					266,654

Total debt	$962,995					$557,237
(A)    Debt obligations with a stated maturity through the date of issuance of the Condensed Consolidated Financial Statements were refinanced, extended or repaid.
(B)    Warehouse Facility 1 bears interest at Secured Overnight Financing Rate (“SOFR”) plus a spread of 2.25% at June 30, 2026.
(C)    Warehouse Facility 2 bears variable interest at SOFR plus a spread between 2.15% and 5.50% at June 30, 2026. A portion of the facility is also subject to a 0.5% non-use fee.
(D)    Warehouse Facility 3 is an advance facility in which the lender earns carry on collateral in the facility.
(E)    Real Estate Investment Trust (“REIT”) Warehouse was the warehouse for Figure REIT, Inc. As of March 27, 2026, Figure REIT, Inc. merged with and into VS Evergreen Acquisition Co. L.P.. As a result of the merger, Figure REIT, Inc. is no longer controlled nor consolidated by FTS. See “Note 7—Equity—Noncontrolling Interests in Consolidated Subsidiaries”, for further discussion on the merger.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

(F)    Warehouse Facility 5 bears interest at SOFR, plus a spread of 2.35%.
(G)    Warehouse Facility 6 bears interest at SOFR, subject to a 2.00% floor, plus a spread of 1.75%.
(H)    Warehouse Facility 7 bears interest at SOFR subject to a 2.00% floor plus a spread ranging from 3.50% up to 5.75% based on the quality of the pledged loans.
(I)    The Digital Asset Loan Facility bears interest at a rate of 13.5%.
(J) The MSR Note bears interest at 16.5% per annum and secured by eligible servicing assets, which include servicing fees related to loan servicing rights owned by, or delegated to, the Company. During June 2026, the MSR Note was fully repaid by the Company on its scheduled maturity date and closed.
(K)    The maturities of financed retained interests align with the terms of the underlying securities. The financed retained interest have maturity dates through June 2056.
(L)    Under the Retained Interest Facility, the interest accrued on the securities and beneficial interests is payable to the lender during the period the loans are held plus a spread between 0.50% and 0.55%, depending on the tranche to which the Company pledges collateral.
(M)    During the three and six months ended June 30, 2026 and 2025, the Company amortized $0.4 million, and $0.8 million, respectively, and $0.1 million and $0.3 million, respectively, of deferred financing costs.
(N)    Interest accrues at a rate of SOFR less 35 basis points based on the face-amount certificates issued by FCC. Certificates mature 20 years from the issue date, but may be surrendered at any time by the holder at face amount, plus accrued interest minus any applicable expenses or fees.
(O)    Interest is accrued using an interest rate that is determined by Figure’s utilization-based, real-time auction engine. YLDS can be redeemed by the holder at face amount, plus accrued interest minus any applicable expenses or fees on demand.
Maturities
Contractual maturities of recourse and nonrecourse debt obligations at June 30, 2026, are as follows:

Years Ending December 31,	Recourse	Nonrecourse	Total
2026 (remainder)	$—	$6,190	$6,190
2027	69,507	29,263	98,770
2028	—	—	—
2029	—	—	—
2030	—	—	—
Thereafter	—	317,664	317,664
	$69,507	$353,117	$422,624
Borrowing Capacity
The following table represents borrowing capacity of committed debt facilities that have not matured at June 30, 2026:

	June 30, 2026
	Borrowing Capacity	Balance Outstanding	Available Financing
Funding Debt:
Warehouse Facility 1	$100,000	$2,500	$97,500
Warehouse Facility 2	335,300	884	334,416
Warehouse Facility 5	300,000	6,190	293,810
Warehouse Facility 6	300,000	66,123	233,877
Warehouse Facility 7	250,000	29,263	220,737

Financed retained interests:
Retained Interest Facility	500,000	317,664	182,336

Bridge Loan Facility	600,000	—	600,000
	$2,385,300	$422,624	$1,962,676
Certain debt obligations are subject to customary loan covenants, such as minimum tangible net worth, minimum liquidity, maximum leverage ratios, required range of net income or loss during specified periods, periodic financial reporting requirements, and event of default provisions, including event of default provisions triggered by certain specified declines in the Company’s equity or a failure to maintain a specified tangible net worth, liquidity, or indebtedness to tangible net worth ratio. The Company was in compliance with all of its debt covenants at June 30, 2026.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Facilities
The following summarizes the debt facilities that the Company entered into or amended during the six months ended June 30, 2026 and the year ended December 31, 2025:
Warehouse Facility 1
In May 2025, the Company and its lender amended Warehouse Facility 1 to reduce the borrowing capacity to $150.0 million, expand eligible collateral types, and reduce certain funding costs. The amended facility has an initial maturity date of May 2026, and borrowings under the facility bear interest at a rate of SOFR plus a spread of 2.25%.
In May 2026, the Company and its lender amended Warehouse Facility 1 to reduce the borrowing capacity to $100.0 million and extend the maturity date to May 2027. No other terms of the facility were amended.
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
The REIT Warehouse was the warehouse for Figure REIT, Inc. As of March 27, 2026, Figure REIT, Inc. merged with and into VS Evergreen Acquisition Co. L.P. As a result of the merger, Figure REIT, Inc. is no longer controlled nor consolidated by FTS. See “Note 7—Equity—Noncontrolling Interests in Consolidated Subsidiaries”, for further discussion on the merger.
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
During April 2026, the Company executed an amendment to the master repurchase agreement to extend the maturity date by three months to expire in July 2026. No other terms of the facility were amended.
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
Warehouse Facility 7
In April 2026, the Company executed a master participation interest purchase and servicing agreement with a chartered banking institution, and will include other purchasers from time to time. The agreement allows the Company to sell 100% participation interests in digital asset backed loans in exchange for consideration and a pledge of the underlying loan as collateral. The aggregate facility limit as of June 30, 2026 is $250.0 million, with an option to increase available financing as agreed upon by both parties. Digital asset backed loans originated prior to March 31, 2026 are permitted to be sold under

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

the arrangement, which will ultimately terminate in April 2027. The applicable interest rate is driven by the quality of the pledged loans subject to a 2.00% floor and a spread that ranges from 3.50% to 5.75%.
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
FCC
At June 30, 2026, FCC had $78.7 million and $118.3 million outstanding face-amount certificates to third parties and related parties, respectively, redeemable upon redemption of YLDS. At December 31, 2025, there were $76.1 million and $2.1 million outstanding face-amount certificates to third parties and related parties, respectively. The certificates entitle the certificate owner to receive, at certificate maturity, a stated amount of money, interest, or credits declared from time to time by FCC, at its discretion. The certificates issued by FCC are not insured by any government agency or other entity.
Democratized Prime YLDS
At June 30, 2026, FCC had $41.4 million and $306.3 million outstanding face-amount certificates to third parties and related parties, respectively, redeemable in cash upon redemption of YLDS. At December 31, 2025, there were $24.4 million and $164.1 million outstanding face-amount certificates to third parties and related parties, respectively. Democratized Prime YLDS represents liabilities where parties have lent YLDS to the Company through the Democratized Prime platform. Interest is accrued using an interest rate that is determined by Figure’s utilization-based, real-time auction engine. The YLDS are collateralized by pools of loans and are not insured by any government agency or other entity.
Bridge Loan Facility
On June 10, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Project Mason Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Kiavi, Inc., a Delaware corporation (“Kiavi”) and Fortis Advisors LLC, in its capacity as the lawful and exclusive representative, agent, proxy, and attorney-in-fact (with full power of substitution) for and on behalf of the security-holders of Kiavi, pursuant to which, subject to the terms and conditions set forth therein, Merger Sub will merge with and into Kiavi (the “Merger”), with Kiavi surviving such Merger as a subsidiary of the Company.
Concurrently with the execution of the Merger Agreement, the Company entered into a commitment letter with Bank of America, N.A., BofA Securities, Inc. and Barclays Bank PLC, pursuant to which Bank of America, N.A. and Barclays Bank PLC committed, subject to the satisfaction of customary conditions, to provide the Company with a 364-day bridge loan facility in an aggregate principal amount not to exceed $600.0 million. As of June 30, 2026, there were no outstanding borrowings under the Bridge Loan Facility, and the entire amount remained available.
On July 14, 2026, the Company closed its previously announced offering of $600.0 million principal amount of 8.500% Senior Notes due 2031 (the “Notes”). Concurrently with, and as a result of, the issuance of the Senior Notes, the Company terminated the Bridge Loan Facility effective July 14, 2026. Prior to its termination, there were no outstanding borrowings under the Bridge Loan Facility, and no early termination penalties were incurred as a result of the cancellation.
Refer to “Note 10—Commitments and Contingencies” for more information regarding the proposed acquisition of Kiavi and “Note 14—Subsequent Events” for further details on the Senior Note issuance.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

NOTE 7—EQUITY
The following table summarizes the Company’s equity instruments at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Authorized Shares(A)	Issued and Outstanding Shares	Potential Common Shares(B)
			Options	RSUs
Class A Common Stock, $0.0001 par value per share	1,000,000,000	178,794,505	19,776,526	5,351,099
Class B Common Stock, $0.0001 par value per share	200,000,000	37,893,047	7,760,846	4,734,727
Blockchain Common Stock, $0.0001 par value per share	500,000,000	6,941,715	—	—
Preferred Stock, $0.0001 par value per share	100,000,000	—	—	—
Total	1,800,000,000	223,629,267	27,537,372	10,085,826

	December 31, 2025
	Authorized Shares(A)	Issued and Outstanding Shares	Potential Common Shares(B)
			Warrants	Options	RSUs
Class A Common Stock, $0.0001 par value per share	1,000,000,000	178,485,407	183,333	25,741,803	4,974,764
Class B Common Stock, $0.0001 par value per share	200,000,000	37,893,047	—	7,760,846	5,134,845
Blockchain Common Stock, $0.0001 par value per share	500,000,000	—	—	—	—
Preferred Stock, $0.0001 par value per share	100,000,000	—	—	—	—
Total	1,800,000,000	216,378,454	183,333	33,502,649	10,109,609
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
(B)    Includes the equity instruments of the 2018 Equity Incentive Plan, the 2024 Equity Incentive Plan, and the 2025 Incentive Award Plan.
Warrants
In March 2024, the Company issued warrants to purchase up to 411,219, 411,219, and 1,644,881 Series E convertible preferred shares to an existing convertible preferred shareholder in exchange for a software license, one year of software development services, and up to two years of other services, respectively, for a total of 2,467,319 shares at an exercise price of $3.23 per share. All of the warrants have been earned and exercised as of June 30, 2026 into Class A common stock.
During the three and six months ended June 30, 2025, the Company recognized stock-based expense within “Technology and product development” in the Condensed Consolidated Statements of Operations of $2.5 million and $4.7 million related to the warrants, respectively. There was zero stock-based expense for warrants for the three and six months ended June 30, 2026.
Stock-Based Compensation
The Company grants stock-based compensation in the form of options and RSUs for its officers, employees, and other service providers under the terms of the applicable equity incentive plans for the purpose of providing incentives and rewards for service or performance that align the interest of grantees with the long-term growth and profitability of the Company. The Company grants RSUs to employees and members of the board which vest subject to either (i) continued service, or (ii) continued service and a market condition tied to the Company’s share price over defined performance periods.
The Company records stock-based compensation for service-based RSUs on a straight-line basis over the requisite service period, which is generally the vesting period. The Company recognizes expense only for the stock-based awards that

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

ultimately vest, and accounts for forfeitures of stock-based awards as those forfeitures occur. The following table presents the amount of stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$23,567	$1,795	$47,041	$3,521
Technology and product development(A)	1,453	3,278	3,294	6,737
Operations and processing	180	148	332	225
Sales and marketing	898	103	1,309	182
Total stock-based compensation expense	$26,098	$5,324	$51,976	$10,665
(A)    There was zero stock-based expense for warrants for the three and six months ended June 30, 2026.
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
2025 Incentive Award Plan
As part of the IPO, the Company adopted the 2025 Incentive Award Plan (as amended and/or restated, the “2025 Plan”) in order to facilitate the grant of equity incentives to directors, employees (including named officers), and consultants of the Company. The 2025 Plan authorizes the issuance of 22,985,926 of Class A or Class B common stock of FTS, subject to an automatic increase on January 1 of each calendar year from January 1, 2026 through and including January 1, 2035, by a number of shares equal to the lesser of (i) 5% of the total shares of the aggregate number of shares of Class A common stock and Class B common stock outstanding (on an as-converted basis) as of the last day of the immediately preceding fiscal year and (ii) such smaller number of shares as determined by the board. Awards under the 2025 Plan may be granted in the form of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, RSUs, stock payments, and other incentive awards and cash awards. As of June 30, 2026, the Company had granted awards equivalent to 2,538,338 and 8,535,845 shares of Class A and Class B common stock, respectively, and as of December 31, 2025 1,017,792 and 8,535,845 shares of Class A and Class B common stock, respectively, gross of forfeited and delivered awards under the 2025 Plan.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

2025 Employee Stock Purchase Plan (“ESPP”)
In connection with the IPO, the Company adopted the ESPP under which eligible employees may purchase shares of Class A common stock of FTS, up to a maximum percentage of their eligible compensation (which shall be 20% unless otherwise specified in an applicable offering document), subject to certain IRS and share purchase limitations, at 85% of the lower of the closing price (fair market value) of a share of FTS on the first day of the offering period or the purchase date, whichever is lower. As of June 30, 2026, there have been no offering periods under the ESPP program.
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
Unrecognized Compensation Expense
At June 30, 2026, the Company has not yet recognized compensation expense for the following awards:

Vesting Condition	Weighted Average Recognition Period (Years)	Shares			Unrecognized Compensation Expense
		Options	RSUs	Total	Options	RSUs
Time-based(A)	3.0	6,952,212	4,562,091	11,514,303	$49,285	$150,238
Multiple(A)(B)	2.2	—	5,523,735	5,523,735	—	31,950
Total		6,952,212	10,085,826	17,038,038	$49,285	$182,188
(A)    Awards typically vest over a period of 1 to 4 years and awards generally have a one year cliff vesting feature with quarterly or monthly vesting thereafter.
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

The Share Repurchase Program does not obligate the Company to acquire any particular amount of stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. The Company did not repurchase any stock under the Share Repurchase Program during the three and six months ended June 30, 2026.
Noncontrolling Interests in Consolidated Subsidiaries
The following amounts relate to equity interests held by third-party investors in a real estate investment trust subsidiary, Figure REIT, Inc. (“Figure REIT”) and the Figure Markets Offshore Opportunity Investment Fund L.P. (“Offshore Solana Fund”) both of which the Company historically consolidated, but did not wholly-own.
On March 27, 2026, Figure REIT merged with and into the VS Evergreen Acquisition Co. L.P., a subsidiary of VS Evergreen Financing Fund LP. The surviving entity is VS Evergreen Acquisition Co. L.P., a Delaware limited partnership (“Evergreen”). The Company redeemed all issued and outstanding shares of the 12.0% Series A Redeemable Cumulative Preferred Stock for $1,019 per share and the shares are considered cancelled and no longer outstanding. Each outstanding share of the Company’s voting and non-voting common stock held by Figure REIT stockholders immediately prior to the effective time was converted on a one-for-one basis into Evergreen fund units. As a result of the merger, Figure REIT is no longer controlled by FTS, as FTS’s ownership interests have moved into VS Evergreen Financing Fund LP and FTS is not

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

the primary beneficiary of VS Evergreen Financing Fund LP. The Company did not recognize a gain or loss on the transaction, and the Company’s new investment in the Evergreen Funds is disclosed in “Note 3—Investments—Equity Investments”.
The noncontrolling interests included in net income (loss) are computed as follows:

	Three Months Ended June 30,
	2026			2025
	Net Income (Loss)	Non-controlling Interest as a % of Total(A)	Non-controlling Interest in Income of Consolidated Subsidiaries(B)	Net Income (Loss)	Non-controlling Interest as a % of Total(A)	Non-controlling Interest in Income of Consolidated Subsidiaries(B)
Figure REIT	$—	—%	$—	$(2)	44.6%	$(1)
Offshore Solana Fund	(358)	2.8	(10)	1,893	2.8	53
Total	$(358)		$(10)	$1,891		$52

	Six Months Ended June 30,
	2026			2025
	Net Income (Loss)	Non-controlling Interest as a % of Total(A)	Non-controlling Interest in Income of Consolidated Subsidiaries(B)	Net Income (Loss)	Non-controlling Interest as a % of Total(A)	Non-controlling Interest in Income of Consolidated Subsidiaries(B)
Figure REIT	$353	44.6%	$159	$872	44.6%	$389
Offshore Solana Fund	(2,382)	2.8	(67)	(4,643)	2.8	(130)
Total	$(2,029)		$92	$(3,771)		$259
(A)    Represents the weighted average percentage of total noncontrolling shareholders’ net income (loss) in consolidated subsidiaries throughout the period, which may not agree to the percentages as calculated based on the ending balances presented above.
(B)    Balances may not cross-foot due to rounding for presentation purposes in the Noncontrolling Interest as a Percent of Total shown.
The noncontrolling interests in the equity of consolidated subsidiaries are computed as follows:

	June 30, 2026			December 31, 2025
	Total Consolidated Equity	Non-controlling Ownership Interest as a Percent of Total	Non-controlling Interest in Equity of Consolidated Subsidiaries	Total Consolidated Equity	Non-controlling Ownership Interest as a Percent of Total	Non-controlling Interest in Equity of Consolidated Subsidiaries
Figure REIT	$—	—%	$—	$18,217	45.0%	$8,178
Offshore Solana Fund	(967)	2.8	(27)	6,602	2.8	186
Total	$(967)		$(27)	$24,819		$8,364
NOTE 8—NET INCOME (LOSS) PER SHARE
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
The following table sets forth the calculation of basic and diluted net income per common share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to FTS	$87,446	$29,942	$132,391	$29,122
Less: Undistributed earnings attributable to convertible preferred stockholders	—	(22,506)	—	(26,064)
Net income attributable to common stockholders, basic and diluted	$87,446	$7,436	$132,391	$3,058

Denominator:
Basic weighted average common shares attributable to FTS	221,514,237	69,718,087	219,395,921	69,558,368
Add: effect of dilutive securities related to share-based payment awards (A)	25,455,712	18,053,806	28,530,400	17,205,202
Diluted weighted average common shares attributable to FTS	246,969,949	87,771,893	247,926,321	86,763,570

Net income per common share attributable to FTS, basic	$0.39	$0.11	$0.60	$0.04
Net income per common share attributable to FTS, diluted	$0.35	$0.08	$0.53	$0.04
(A) The dilutive impact of share-based payment awards and warrants for the three months ended June 30, 2026 and 2025 comprised of 21,891,686 and 16,626,395 shares related to stock options, zero and 1,427,411 shares related to warrants and 3,564,026 and zero related to unvested RSUs, respectively. The dilutive impact of share-based payment awards and warrants for the six months ended June 30, 2026 and 2025 comprised of 23,853,506 and 15,902,257 shares related to stock options, zero and 1,302,945 shares related to warrants, and 4,676,894 and zero related to unvested RSUs, respectively. For the three and six months ended June 30, 2026, 3,205,942 and 1,602,971 shares, respectively, related to unvested options were excluded from the dilutive impact as those shares would have been anti-dilutive to the share count as of June 30, 2026. For the three and six months ended June 30, 2025, 3,110,889 and 2,950,318 shares, respectively, related to unvested RSUs were excluded from the dilutive impact as the issuance of those shares was contingent upon the satisfaction of a liquidity condition which was not satisfied as of the end of those periods.

NOTE 9—VARIABLE INTEREST ENTITIES
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
The following table presents the carrying value and classification of the assets and liabilities of VIEs consolidated within the Condensed Consolidated Balance Sheets, after elimination of intercompany balances:

	June 30, 2026		December 31, 2025
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
Offshore Solana Fund	$3,107	$3,019	$44,760	$—
Figure REIT(A)	—	—	20,789	1,847
Figure Certificate Company	562,000	561,006	329,921	329,219
Total	$565,107	$564,025	$395,470	$331,066
(A) As of March 27, 2026, Figure REIT, Inc. merged with and into VS Evergreen Acquisition Co. L.P.. As a result of the merger, Figure REIT, Inc. is no longer controlled nor consolidated by FTS. See “Note 7—Equity—Noncontrolling Interests in Consolidated Subsidiaries”, for further discussion on the merger.
Additionally, the Company has wholly-owned consolidated VIEs that are formed to acquire, receive, participate, hold, release and dispose of participation interests for the Company’s warehouse facilities. The Company is the primary

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

beneficiary of these VIEs, and retains the risks and benefits associated with the assets and liabilities transferred to the VIEs. See “Note 6—Debt” for further discussion of the Company’s warehouse facilities.
Offshore Solana Fund
The Offshore Solana Fund was initially a wholly-owned subsidiary of the Company. In July 2024, the Company sold 2.8% of the Offshore Solana Fund limited partnership interests to unrelated third parties. As of June 30, 2026, the Company holds a 97.2% interest in the Offshore Solana Fund. Through its ownership of the general partner, the Company has the power to direct the activities that most significantly impact the economic performance of the Offshore Solana Fund and the Company has an obligation to absorb losses or receive returns of the Offshore Solana Fund. Third-party limited partners in the Offshore Solana Fund hold a ratable interest in the fair value of the Offshore Solana Fund’s net assets, and the Company presents such noncontrolling interests at fair value in the Condensed Consolidated Balance Sheets and reflects changes thereon in the Condensed Consolidated Statements of Operations.
See “Note 7—Equity” for further discussion of noncontrolling interests in the Offshore Solana Fund.
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
The following table summarizes the aggregate risk characteristics of the unconsolidated VIEs and the Company’s maximum exposure to loss at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
UPB of securitization collateral	$7,730,516	$4,595,629
Face amount of debt held by third parties	$7,406,308	$4,805,192
Maximum exposure(A)	$444,766	$347,793
Weighted average delinquency(B)	1.1%	0.8%
(A)    Primarily represents the aggregate fair value of the Company’s investments in marketable securities and collateralized servicing assets. In certain cases, the Company is also obligated to fund securitization reserve accounts. See “Note 10—Commitments and Contingencies” for further discussion regarding the Company’s reserve account funding obligations.
(B)    Represents the percentage of the UPB that is 60+ days delinquent.

NOTE 10—COMMITMENTS AND CONTINGENCIES
Litigation — The Company is or may become, from time to time, involved in various disputes, litigation, arbitration, and regulatory inquiry and investigation matters that arise in the ordinary course of business. Given the inherent unpredictability of matters the Company has been and currently is involved in, the outcome of these proceedings cannot be determined at this time, and it is possible that future adverse outcomes could have a material adverse effect on its business, financial position or results of operations. The Company is not aware of any unasserted claims for which management believes assertion is probable and, if asserted, an unfavorable outcome would be reasonably possible and material. The Company may become involved in additional litigation in the ordinary course of the Company’s business in the future, including litigation that could be material to its business.

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
Loan Purchase and Servicing Commitments — The Company enters into agreements with various loan origination partners to purchase and service the loans they originate through the Technology Offering. At June 30, 2026 and December 31, 2025, purchase commitments were not material. The Company does not record an asset or liability for purchase or servicing commitments since it expects such commitments to benefit the Company, the Company has not yet taken control of the underlying loans, and the commitments are not material.
Loan Funding Obligations — The HELOC loans that the Company originates or purchases include terms that permit borrowers to draw amounts, or redraw previously repaid amounts, typically up to a 5-year period after the original origination date. At June 30, 2026 and December 31, 2025, borrowers were able to borrow up to $128.1 million and $105.1 million on undrawn HELOC loans that the Company has committed to fund. Additionally, the Company has $43.6 million and $16.9 million in unfunded loan commitments at June 30, 2026 and December 31, 2025, respectively, related to loans originated or purchased near the end of each respective period, which were substantially settled within a week after each period end.
Loan Repurchase Obligations — The Company has contractual agreements with certain loan buyers to repurchase or substitute loans where a borrower misses a payment within 30 to 90 days since the loan’s origination, though the Company indemnifies the loan buyer against future losses on such loans in certain cases. The repurchase price is equal to the original sale price to the loan purchaser and the Company recognizes a loss to the extent the repurchase price of the loan exceeds the estimated fair value on the repurchase date, further adjusted upon resale of the loan, if applicable. The Company generally continues to service the defaulting loan through a third-party subservicer. The Company repurchased loans for which it recognized losses of $1.6 million and $1.6 million, respectively, for the three and six months ended June 30, 2026, and $2.1 million and $3.7 million, respectively, for the three and six months ended June 30, 2025 within “Other expense” in the Condensed Consolidated Statements of Operations.
At June 30, 2026, the Company has contingent commitments to repurchase loans with an aggregate UPB of up to $2.9 billion for which the Company recorded repurchase obligations totaling $19.2 million. At December 31, 2025, the Company had contingent commitments to repurchase loans with an aggregate UPB of up to $1.8 billion for which the Company recorded repurchase obligations totaling $17.7 million. These repurchase obligations are recorded within “Payables to third-party loan owners” in the Condensed Consolidated Balance Sheets. The Company recorded a reserve of $7.3 million and $6.2 million within “Other current liabilities” in the Condensed Consolidated Balance Sheets, based on the Company’s estimate of expected future losses at June 30, 2026 and December 31, 2025, respectively.
Securitization Commitments — During the three months ended June 30, 2026, the Company entered into a pre-funded securitization transaction collateralized by HELOC loans originated or acquired by the Company. The vehicle structure permits staggered delivery of loans following settlement and engages a related party affiliate which is an equity method investee of the Company. At settlement, program fees of $0.6 million were recognized and reported in the “Ecosystem and technology fees” caption on the Condensed Consolidated Statements of Operations at June 30, 2026. Further, the Company is obligated to deliver HELOC loans with an aggregate UPB of $300.0 million prior to the close of the prefunding period, which is expected to occur in the three months ending September 30, 2026.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Securitization Reserve Account Funding Obligations — The Company, in its capacity as servicer of certain securitizations, has committed to fund and replenish customary reserve accounts held by the securitization trust that the Company initially funds at the time of securitization in an amount based upon expected prepayments, delinquencies, defaults, and draws from borrowers for loans in the securitization. While the Company’s obligation to fund reserve amounts is not limited, and the Company cannot reliably estimate the long-term macroeconomic environment that may impact its maximum exposure for such obligations over the contractual life of the securitization, the Company does not expect to fund material amounts to its securitizations in excess of current balances of the reserve accounts at June 30, 2026.
Capital Commitments — In February 2025, the Company entered into a joint venture agreement with a third party to finance loans originated or purchased by the Company. As part of that agreement, the Company committed to invest up to $10.5 million in exchange for a 5.0% interest in the joint venture. The Company contributed $3.0 million in capital to the joint venture during the three and six months ended June 30, 2026.
Leases — The Company has non-cancellable leases on office spaces expiring through 2031 that it does not sublease. Rent expense totaled $0.7 million and $1.3 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2025, respectively. The Company has leases that include renewal options, leasehold improvement incentives, and escalation clauses. At June 30, 2026, the Company has not considered such renewal provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. The terms of the leases do not impose any financial restrictions or covenants. Operating lease right-of-use (“ROU”) assets of $4.3 million are presented in “Other non-current assets”, and lease liabilities of $4.8 million are presented in “Other current liabilities” and “Lease liability, non-current”, in the Condensed Consolidated Balance Sheets at June 30, 2026.
Future undiscounted, minimum lease payments for the Company’s non-cancellable operating leases are as follows:

Years Ending December 31,	June 30, 2026
2026 (remainder)	$827
2027	1,519
2028	1,337
2029	1,017
2030	988
Thereafter	83
Total undiscounted lease payments	$5,771
Less: Imputed Interest	(995)
Operating Lease Liabilities	$4,776
At June 30, 2026 and December 31, 2025, the weighted average remaining lease term for operating leases was 4.2 years and 4.2 years, respectively, and the weighted average discount rate was 10.2% and 9.3%, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $0.8 million and $1.5 million for the three and six months ended June 30, 2026, respectively, and $0.4 million and $1.1 million for the three and six months ended June 30, 2025, respectively.
Proposed Acquisition of Kiavi, Inc.
The Merger Agreement contains mutual termination rights for Kiavi and the Company under certain conditions, as defined in the Merger Agreement. The Merger Agreement also contains a termination right for the Company if Kiavi has not delivered the Requisite Stockholder Consent (as defined in the Merger Agreement) to the Company prior to the date specified in the Merger Agreement. Under the Merger Agreement, the Company may be required to pay a termination fee to Kiavi of $25.0 million if the Merger Agreement is terminated by the Company under certain conditions, as defined in the Merger Agreement.
Concurrently with the execution of the Merger Agreement, the Company entered into a commitment letter with Bank of America, N.A., BofA Securities, Inc. and Barclays Bank PLC, pursuant to which Bank of America, N.A. and Barclays Bank PLC committed, subject to the satisfaction of customary conditions, to provide the Company with a 364-day Bridge Loan Facility in an aggregate principal amount not to exceed $600.0 million, which remained undrawn as of June 30, 2026. Refer to “Note 6—Debt” for further information regarding the Bridge Loan Facility.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

On July 14, 2026, the Company closed its previously announced private offering of $600.0 million principal amount of 8.500% Senior Notes. Concurrently with, and as a result of, the issuance of the Notes, the Company terminated the Bridge Loan Facility effective July 14, 2026. Refer to “Note 14—Subsequent Events” for further information regarding the issuance of the Notes.

NOTE 11—RELATED PARTY TRANSACTIONS
Provenance Blockchain Foundation
Term Note
In July 2022, the Company entered into an interest bearing term note with the Provenance Blockchain Foundation (“Provenance”), pursuant to which the Company provided Provenance with a $5.0 million loan, which was subsequently amended on June 12, 2023, to increase the total principal amount to $9.1 million. The term note was eligible to be settled in cash or an equivalent value of HASH at maturity. On December 31, 2025, the loan was settled in full. The total loan balance at the time of payoff, including all accrued interest, was $10.1 million. As allowed by the terms of the note, the payoff was satisfied through the transfer of 4,969,120,678 HASH tokens. The per token value of the HASH tokens was determined to be $0.00205, based on a valuation report provided by an independent third party. This valuation resulted in a total transfer value of $10.2 million, which resulted in a payable to related party of $0.1 million as of December 31, 2025. The payable to related party has been settled as of June 30, 2026. Interest earned on the note was $0.4 million for the six months ended June 30, 2025, recorded as “Interest income” in the Condensed Consolidated Statements of Operations.
Gas Fee Service Provider
In February 2025, FCC entered into a services agreement with Provenance whereby Provenance pays, on behalf of FCC, HASH to cover fees to network validators for processing and validating operations on the blockchain incurred in connection with the purchase or sale of the face-amount certificates issued by FCC and transacted on Provenance’s blockchain (“Provenance Blockchain”). FCC reimburses Provenance in cash in an amount equal to the then-current market value of HASH paid by Provenance. The Company recognized $1 thousand and $5 thousand incurred under the services agreement for the three and six months ended June 30, 2026, respectively, recorded as expense in “Operations and processing” on the Condensed Consolidated Statements of Operations. At June 30, 2026 the Company owed $7 thousand to Provenance recorded in “Accounts payable and accrued liabilities” in the Condensed Consolidated Balance Sheets.
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
The initial term of the Agreement is three years, expiring in December 2028, with automatic one-year renewals thereafter. For the three and six months ended June 30, 2026, the Company recognized $0.4 million and $0.8 million revenue related to this Agreement, classified as Ecosystem and Technology Fees in the Condensed Consolidated Statements of Operations, and had $0.8 million outstanding receivables due from Hastra as of June 30, 2026.
Hastra holds YLDS as part of their protocol activity; the YLDS held by Hastra are recorded in “Debt, current to related parties” in the Condensed Consolidated Balance Sheets.
Investments in Loan Securitizations
The Company retains certain residual interests issued as part of securitization transactions which are reported in the Marketable securities, at fair value caption on the Condensed Consolidated Balance Sheets. See “Note 3—Investments” for additional detail.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Executive Officer YLDS Holdings
As of June 30, 2026, the Chief Capital Officer holds $2.5 million of YLDS invested in Democratized Prime, recorded as “Debt, current” on the Condensed Consolidated Balance Sheets. The officer’s holdings are on normal market terms and do not include any preferential terms, guarantees, or other arrangements with the Company.
Transactions with Equity-Method Investees
Reflow
In May 2026, the Company fully disposed of its equity-method investment in Reflow Services, LLC. As a result of the sale, the Company recognized a net gain of approximately $5.9 million, which is reported as part of Other income (expense), net in the Condensed Consolidated Statements of Operations. The transaction is also subject to customary post-close purchase price adjustments which are not expected to be material and cannot be reasonably estimated as of June 30, 2026.
Domestic Solana Fund
The Domestic Solana Fund previously acquired its investments in SOL cryptocurrency via public auction in association with the ongoing bankruptcy proceedings of FTX Trading Ltd. (“FTX”). The Company recorded contributions, net of distributions, to the Domestic Solana Fund in “Other non-current assets” in the Condensed Consolidated Balance Sheets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contributions	$—	$51	$—	$109
Distributions	$160	$197	$359	$1,128
See “Note 3—Investments” for detail on the Company’s investment in Domestic Solana Fund, which is accounted for using the equity method.
Evergreen Funds
The Company had $3.0 million and $3.9 million in outstanding receivables due from and payables due to the VS Evergreen Financing Fund LP as of June 30, 2026, respectively. These amounts are recorded in “Accounts receivable, net” and “Accounts payable and accrued liabilities” financial statement captions, respectively, within the Condensed Consolidated Balance Sheets.
Fig SIX Mortgage, LLC
The Company had $23.1 million in outstanding receivables due from Fig SIX Mortgage, LLC as of June 30, 2026, recorded in “Other current assets” in the Condensed Consolidated Balance Sheets.
Transactions with the Controlling Party
The Company incurred $0.3 million and $0.4 million for the three and six months ended June 30, 2026, respectively, and $0.2 million and $0.3 million in the three and six months ended June 30, 2025, respectively, in costs to arrange travel for the Controlling Party and other affiliates, recorded as “General and administrative” expense in the Condensed Consolidated Statements of Operations.
As of June 30, 2026, the Controlling Party holds $0.5 million of YLDS invested in Democratized Prime, recorded as “Debt, current” on the Condensed Consolidated Balance Sheets. The Controlling Party’s holdings are on normal market terms and do not include any preferential terms, guarantees, or other arrangements with the Company.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

NOTE 12—FAIR VALUE MEASUREMENTS
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following table summarizes information about the assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Carrying Value	Fair value
		Level 1	Level 2	Level 3(A)	Total
Assets:
Cash and cash equivalents	$1,437,511	$1,155,150	$282,361	$—	$1,437,511
Restricted cash	95,887	95,887	—	—	95,887
Digital assets(B)	51,664	51,664	—	—	51,664
Distressed asset claims(C)	513	—	—	513	513
Marketable securities, at fair value(D)	354,007	—	319,220	34,787	354,007
Loans held for sale, at fair value (E)	597,400	—	—	597,400	597,400
Loan servicing assets, at fair value (E)	155,024	—	—	155,024	155,024
Total assets	$2,692,006	$1,302,701	$601,581	$787,724	$2,692,006

Liabilities:
Digital asset collateral repayment obligation(F)	$21,125	$21,125	$—	$—	$21,125
Certificate repayment obligation(G)	544,745	—	544,745	—	544,745
Treasury note futures (H)	2,122	2,122	—	—	2,122
Total liabilities	$567,992	$23,247	$544,745	$—	$567,992

	December 31, 2025
	Carrying Value	Fair value
		Level 1	Level 2	Level 3(A)	Total
Assets:
Cash and cash equivalents	$1,198,141	$955,200	$242,941	$—	$1,198,141
Restricted cash	68,637	68,637	—	—	68,637
Digital assets(B)	88,511	88,511	—	—	88,511
Distressed asset claims(C)	3,068	—	—	3,068	3,068
Marketable securities, at fair value(D)	273,151	—	232,985	40,166	273,151
Loans held for sale, at fair value (E)	404,337	—	—	404,337	404,337
Loan servicing assets, at fair value (E)	113,064	—	—	113,064	113,064
Treasury note futures (H)	442	442	—	—	442
Total assets	$2,149,351	$1,112,790	$475,926	$560,635	$2,149,351

Liabilities:
Digital asset collateral repayment obligation(F)	$52,569	$52,569	$—	$—	$52,569
Certificate repayment obligation(G)	266,654	—	266,654	—	266,654
Total liabilities	$319,223	$52,569	$266,654	$—	$319,223
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
(E) See “Note 4—Servicing” and “Note 5—Loans” regarding changes in the carrying value of servicing assets and loans, respectively.
(F) Included in “Other current liabilities” in the Condensed Consolidated Balance Sheets.
(G) Included in “Debt, current” in the Condensed Consolidated Balance Sheets
(H)    Treasury note future assets and liabilities are recorded in “Other current assets”, and treasury note future liabilities in “Other current liabilities" in the Condensed Consolidated Balance Sheets. For further information, see “Note 2—Summary of Significant Accounting Policies”.

.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

Significant Valuation Inputs
The Company used the following unobservable inputs that it considers significant to value the financial assets and liabilities carried at fair value and classified within Level 3 of the fair value hierarchy:

	June 30, 2026
	Fair Value	Discount Rate (A) (%)	CPR (B) (%)	CDR (C) (%)	Cost of Servicing (D) (%)	Loss Severity (E) (%)
Marketable securities:
Residual interest securities	$34,787	5.0% - 26.4% 13.1%	16.2% - 20.8% 18.8%	—% - 2.4% 1.2%	n.a.	n.a.

Servicing assets:
HELOC loans	$153,102	13.0% - 13.0% 13.0%	—% - 37.6% 12.9%	—% - 5.4% 0.8%	0.3%	n.a.
Mortgage loans	1,922	9.5% - 10.5% 10.3%	3.5% - 8.6% 4.3%	—% - 10.6% 0.3%	0.3%	n.a.
Total / Weighted average(F)	$155,024	13.0%	12.8%	0.8%	0.3%

Loans held for sale:
HELOC loans(G)	$537,159	5.3% - 8.2% 6.5%	1.4% - 51.8% 18.7%	0.4% - 94.5% 1.9%	n.a.	—% - 99.8% 25.2%
Personal loans(H)	51,820	8.9% - 11.5% 10.9%	—%	—%	n.a.	—%
Other(I)	8,421
Total / Weighted average(F)	$597,400	6.9%	17.0%	1.7%

	December 31, 2025
	Fair Value	Discount Rate(A) (%)	CPR(B) (%)	CDR(C) (%)	Cost of Servicing (D) (%)	Loss Severity (E) (%)
Marketable securities:
Residual interest securities	$40,166	9.6% - 25.8% 15.7%	16.2% - 20.8% 18.8%	—% - 2.4% 1.2%	n.a.	n.a.

Servicing assets:
HELOC loans	$111,211	13.0% - 13.0% 13.0%	—% - 33.1% 13.3%	—% - 4.8% 0.8%	0.3%	n.a.
Mortgage loans	1,853	9.5% - 10.5% 10.3%	3.5% - 8.2% 5.3%	—% - 10.5% 0.4%	0.3%	n.a.
Total / Weighted average(F)	$113,064	13.0%	13.2%	0.7%	0.3%

Loans held for sale:
HELOC loans(G)	$320,566	5.7% - 7.8% 6.4%	1.1% - 47.4% 17.8%	—% - 94.0% 1.8%	n.a.	—% - 99.1% 25.4%
Personal loans(H)	79,113	8.9% - 11.5% 9.8%	—%	—%	n.a.	—%
Other(J)	4,658	6.2% - 12.0% 7.6%	4.6% - 73.2% 26.1%	1.0% - 62.8% 9.6%	n.a.	88.0% - 92.0% 90.0%
Total / Weighted average(F)	$404,337	6.5%	18.0%	1.9%

(A)    Significant increases (decreases) in the discount rate, in isolation, would result in a significantly lower (higher) fair value measurement.
(B)    Significant increases (decreases) in the Conditional Prepayment Rate (“CPR”), in isolation, would result in a significantly lower (higher) fair value measurement.
(C)    Significant increases (decreases) in the Constant Default Rate (“CDR”), in isolation, would result in a significantly lower (higher) fair value measurement.
(D)    Significant increases (decreases) in the cost of servicing reduces the servicing fee earned in excess of servicing costs and would result in a significantly (lower) higher fair value measurement of the servicing asset. Values represent the weighted average total mortgage servicing amount, net of subservicing costs.
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
Significant Valuation Input Sensitivity
The following tables summarize the estimated change in fair value of assets carried at fair value and classified within Level 3 of the fair value hierarchy for the unobservable inputs in “—Significant Valuation Inputs” at June 30, 2026. Each of the following sensitivity analyses is hypothetical and is provided for illustrative purposes only. There are certain limitations inherent in the sensitivity analyses presented. In particular, the results are calculated by stressing a particular economic assumption independent of changes in any other assumption; in practice, changes in one factor may result in changes in another, which might counteract or amplify the sensitivities. The sensitivities presented below are calculated on the total fair value of the underlying tranches and do not reflect adjustments for the Company’s ownership share. Accordingly, the percentage changes shown should be applied to the Company’s retained (ownership-adjusted) position to determine the estimated impact on Figure's holdings. Also, changes in the fair value based on the following variations in an assumption generally may not be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear.

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

	-2%		-1%		+1%		+2%
	$	%	$	%	$	%	$	%
Discount rate:
Marketable securities:
Residual interest securities	$21,411	3.3%	$10,468	1.6%	$(9,799)	(1.5)%	$(19,212)	(2.9)%
Servicing assets:
HELOC loans	9,109	6.3	4,425	3.1	(4,165)	(2.9)	(8,100)	(5.6)
Mortgage loans	200	10.4	96	5.0	(86)	(4.5)	(171)	(8.9)
Loans held for sale:
HELOC loans	12,914	2.5	10,499	2.0	(16,100)	(3.1)	(32,163)	(6.2)
Personal loans	332	0.6	176	0.3	(179)	(0.3)	(356)	(0.7)

	-20%		-10%		+10%		+20%
	$	%	$	%	$	%	$	%
CPR:
Marketable securities:
Residual interest securities	$50,736	7.7%	$24,023	3.7%	$(21,478)	(3.3)%	$(41,029)	(6.3)%
Servicing assets:
HELOC loans	8,590	6.0	4,151	2.9	(3,906)	(2.7)	(7,581)	(5.3)
Mortgage loans	77	4.0	377	19.6	(36)	(1.9)	(71)	(3.7)
Loans held for sale:
HELOC loans	2,604	0.5	1,368	0.3	(1,402)	(0.3)	(2,789)	(0.5)
Personal loans	—	—	—	—	—	—	—	—

CDR:
Marketable securities:
Residual interest securities	13,414	2.1	6,714	1.0	(6,432)	(1.0)	(12,812)	(2.0)
Servicing assets:
HELOC loans	—	—	—	—	—	—	—	—
Loans held for sale:
HELOC loans	1,562	0.3	782	0.2	(752)	(0.2)	(1,508)	(0.3)
Personal loans	—	—	—	—	—	—	—	—

Cost of Servicing:
Servicing Assets
HELOC loans	11,574	8.0	5,794	4.0	(5,794)	(4.0)	(11,574)	(8.0)

Marketable Securities
The following table summarizes activities involving the Company’s marketable securities that are measured at fair value and classified within Level 3 of the fair value hierarchy for the six months ended June 30, 2025 and 2026:

Balance at December 31, 2024	$34,506
Purchases(A)	9,322
Principal payments	(7,359)
Change in fair value(B)	1,730
Balance at June 30, 2025	$38,199

Balance at December 31, 2025	$40,166
Purchases(A)	8,309
Sales(C)	(8,958)
Principal payments	(2,622)
Change in fair value(B)	(2,108)
Balance at June 30, 2026	$34,787

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

(A)    Includes premiums paid on the purchased notes.
(B)    Included in “Marketable securities income, net” in the Condensed Consolidated Statements of Operations.
(C)    Represents marketable securities held by Figure REIT, Inc. that were included in the deconsolidation of Figure REIT, Inc. See “Note 7—Equity—Noncontrolling Interests in Consolidated Subsidiaries”, for further discussion.
Assets and Liabilities Not Measured at Fair Value on a Recurring Basis
The following table summarizes information about the liabilities that are not measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Liabilities:
Financed retained interests(A)	$317,664	$—	$310,397	$—	$310,397
Total liabilities	$317,664	$—	$310,397	$—	$310,397

	December 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Liabilities:
Financed retained interests(A)	$231,633	$—	$233,684	$39,467	$273,151
Total liabilities	$231,633	$—	$233,684	$39,467	$273,151
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
NOTE 13—INCOME TAXES
The Company calculates the provision for income taxes during interim periods by applying an estimated annual effective tax rate to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Our effective tax rate may be subject to fluctuations during the year due to impacts from the following items: (i) changes in forecasted pre-tax and taxable income or loss, (ii) changes in statutory law or regulations in jurisdictions where we operate, (iii) audits or settlements with taxing authorities, (iv) changes in valuation allowance assumptions, and (v) changes due to employee equity exercises.
The Company’s income tax provision for the three and six months ended June 30, 2026 is a benefit of $4.4 million and $11.4 million, respectively, and expense of $3.4 million and $4.6 million for the three and six months ended June 30, 2025. The income tax benefit for the three and six months ended June 30, 2026 was primarily driven by discrete excess tax benefits associated with stock-based compensation during the periods.
As of June 30, 2026, the Company continues to maintain a valuation allowance against certain federal and state deferred tax assets. Management will continue to assess the realizability of deferred tax assets in future periods, and any changes could impact our income tax expense.
The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition at the effective date to be recognized. If recognized, the unrecognized tax benefits are not expected to materially impact the Company’s effective tax rate.
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

FIGURE TECHNOLOGY SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in tables in thousands, except share and per share data, units, ratios or as otherwise noted)

NOTE 14—SUBSEQUENT EVENTS
The following events occurred subsequent to June 30, 2026 through August 14, 2026, the date at which the Company’s Condensed Consolidated Financial Statements were available to be issued.
Issuance of Senior Notes
On July 14, 2026, the Company closed its previously announced private offering of $600.0 million principal amount of 8.500% Senior Notes. The Notes were issued pursuant to an indenture (the “Indenture”) dated as of July 14, 2026 among the Company, certain of the Company’s domestic wholly-owned subsidiaries as guarantors (the “Guarantors”) and Wilmington Trust, National Association, as trustee (the “Trustee”). The Notes accrue interest at a rate of 8.50% per annum, payable semiannually in arrears on January 31 and July 31 of each year, beginning on January 31, 2027. The Notes will mature on July 31, 2031, unless earlier repurchased or redeemed.
Concurrently with, and as a result of, the issuance of the Notes, the Company terminated the Bridge Loan Facility effective July 14, 2026. Prior to its termination, there were no outstanding borrowings under the Bridge Loan Facility, and no early termination penalties were incurred as a result of the cancellation. Refer to “Note 6—Debt” for further information regarding the Bridge Loan Facility.
The Company intends to use the net proceeds to fund the cash consideration payable in connection with its previously announced Merger, for general corporate purposes, and to pay fees and expenses related to the offering. If the proposed acquisition of Kiavi is not completed, the net proceeds from this offering will be used for general corporate purposes. Refer to “Note 10—Commitments and Contingencies” for further information on the proposed acquisition of Kiavi.
Warehouse Facility 5
In July 2026, the Company amended its agreement with Warehouse Facility 5 to extend the maturity date to October 2026. No other terms of the agreement were amended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 16, 2026 (the “2025 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report and “Risk Factors” in our 2025 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. U.S. Dollars appearing in tables are presented in thousands unless otherwise indicated. In each table where “n.m.” appears, management has deemed the percentage calculation not meaningful.
Business Overview
Figure is building the future of capital markets using blockchain-based technology. Financial services have historically been and are still trust-based markets, which require intermediation. Large institutional companies have been built around this. Blockchain-based technology has the power to distill these multi-party marketplaces down to just two: buyer and seller.
Blockchain can do more than disrupt existing markets. By taking historically illiquid assets, such as loans, and putting these assets and their performance history on-chain, blockchain is able to bring liquidity to historically static markets. That liquidity, coupled with the ability to achieve true digital perfection and control, opens previously inaccessible financing opportunities.
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
Reclassifications and Immaterial Error Corrections
The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain voluntary reclassifications, a voluntary change in accounting principle, and immaterial error corrections made to the previously reported Condensed Consolidated Financial Statements for the three and six months ended June 30, 2025. These items include changes in the presentation of marketable securities income and customer deposit liability activity within the Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, a change in accounting principle for payment stablecoins, and a correction to the presentation of retained beneficial interests in loan securitizations within the Condensed Consolidated Statements of Cash Flows. See “Note 2—Summary of Significant Accounting Policies” in the Condensed Consolidated Financial Statements for further detail. In addition, the Management’s Discussion and Analysis of Financial Condition and Results of Operations may have other immaterial corrections and reclassifications that management has deemed necessary to conform prior period presentation to current period presentation for comparability.
Recent Developments
Proposed Acquisition of Kiavi, Inc.
On June 10, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), to acquire Kiavi, Inc., a Delaware corporation (“Kiavi”), a market leading AI-powered lending platform for residential real estate investors used to buy, renovate, and resell properties.

Under the terms of the Merger Agreement, at the closing of the Merger (the “Closing”), we will pay an aggregate of approximately $532.4 million in cash to Kiavi equity holders, subject to customary purchase price adjustments set forth in the Merger Agreement, including for Kiavi's cash, indebtedness, transaction expenses, operating net working capital, and warehouse working capital.
On July 14, 2026, we closed a private offering of $600.0 million principal amount of 8.500% Senior Notes due 2031 (the “Notes”). The net proceeds from the offering were $586.5 million. We intend to utilize the net proceeds from the offering to fund the cash consideration payable in connection with the proposed acquisition of Kiavi, as well as for general corporate purposes and to pay fees and expenses related to the Notes. The completion of the offering was not conditioned on the completion of the Kiavi acquisition and if the Kiavi acquisition is not completed, the net proceeds will be used for general corporate purposes.
Concurrently with, and as a result of the issuance of the Notes, we terminated the Bridge Loan Facility that was entered into concurrent with the Merger Agreement. Refer to “Note 14—Subsequent Events” in the Condensed Consolidated Financial Statements for further information regarding the issuance of the senior notes.
The obligation to consummate the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver of a number of customary closing conditions set forth in the Merger Agreement. In addition, the obligation of us to consummate the Merger is subject to the satisfaction or waiver of certain additional conditions, including the completion of a pre-closing restructuring, the contemporaneous closing of the sale of a subsidiary of Kiavi to a newly formed joint venture between the Company and a third party immediately prior to the Merger, and obtaining certain governmental and regulatory licenses and approvals. The Merger Agreement contains representations, warranties and covenants that are customary for a transaction of this nature.
The Merger Agreement contains mutual termination rights for Kiavi and Figure under certain conditions, as defined in the Merger Agreement. The Merger Agreement also contains a termination right for us if Kiavi has not delivered the Requisite Stockholder Consent (as defined in the Merger Agreement) to us prior to the date specified in the Merger Agreement. Under the Merger Agreement, we may be required to pay a termination fee to Kiavi of $25.0 million if the Merger Agreement is terminated by us under certain conditions, as defined in the Merger Agreement.
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
The following tables set forth key performance measures that we use to evaluate our business for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except percentages)	2026	2025	2026	2025
Ecosystem volume(A):	$4,950,335	$1,924,208	$8,670,753	$3,501,918
Consumer loan marketplace volume(B):	4,258,796	1,837,994	7,161,174	3,203,130
Partner-branded volume(C)	3,535,721	1,408,084	5,801,062	2,453,143
Figure-branded volume(D)	723,075	429,910	1,360,112	749,987
Digital asset marketplace volume(E)	691,539	86,214	1,509,579	298,788
Figure connect volume(F)	2,772,935	766,662	4,384,775	1,244,566
Net take rate(G)	3.6%	4.0%	3.7%	3.9%

Net revenue	225,588	106,077	$392,595	$190,587
Net income	87,436	29,994	132,483	29,381
Adjusted net revenue(H)	218,445	111,895	385,288	198,877
Adjusted EBITDA(H)	119,379	52,866	201,992	81,210
_______________
(A)Ecosystem Volume consists of Consumer Loan Marketplace Volume and Digital Asset Marketplace Volume.
(B)We define Consumer Loan Marketplace Volume as the total U.S. dollar equivalent value of originations of HELOCs, DSCR, and personal loans on our LOS, as well as the volume of third-party loans traded on Figure Connect. We believe this measure is an indication of our scale and represents a potential revenue opportunity from the technology used for consumer credit loan originations.

(C)We define Partner-branded Volume as the total U.S. dollar equivalent value of loans originated using our LOS under our partners’ brands. Partner-branded volume is inclusive of Figure Connect Volume.
(D)We define Figure-branded Volume as the total U.S. dollar equivalent value of loans originated using our LOS under our brand.
(E)We define Digital Asset Marketplace Volume as the total U.S. dollar equivalent value of matched trades transacted between a buyer and seller through Figure Exchange. We believe this measure is an indication of our scale and represents a potential opportunity for our digital asset offering.
(F)We define Figure Connect Volume as the total U.S. dollar equivalent value of Consumer Loan Marketplace Volume originated by third-party sellers through our Figure Connect marketplace. We believe this measure is a reflection of the underlying growth of our Figure Connect ecosystem.
(G)Net Take Rate is derived from the sum of ecosystem and technology fees, origination fees, gain on sale of loans, net and gain on servicing asset, net from our Condensed Consolidated Statements of Operations. These items represent revenue generated from Figure-branded and Partner-branded volume. Valuation changes in fair value of mortgage servicing rights, which we believe are not indicative of operating performance, and marketing expenses in our operating expenses are deducted. This net amount is divided by overall consumer loan marketplace volume for that period.
(H)For definitions of Adjusted Net Revenue and Adjusted EBITDA and reconciliations to our most directly comparable financial measures calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

	As of
(In thousands)	June 30, 2026	December 31, 2025
YLDS in circulation(A):	$556,033	$328,193
Democratized Prime:
Matched offers balance(B)	391,822	206,101
Borrower demand(C)	414,052	246,382
Available lender supply(D)	522,154	213,096
_______________
(A)We define YLDS in Circulation as the total U.S. dollar equivalent value of unsecured face-amount certificates solely backed by the assets of Figure Certificate Company (FCC), which is the issuer of the certificates. This is reported as an end of period outstanding balance.
(B)We define Matched Offers as the U.S. dollar equivalent value of offers matched between borrower and lenders on the Democratized Prime platform. This is reported as an end of period outstanding balance.
(C)We define Borrower Demand as the U.S. dollar equivalent value that borrowers seek to borrow from the lending pool on the Democratized Prime platform. This is reported as an end of period outstanding balance.
(D)We define Lender Supply as the U.S. dollar equivalent value that lenders have made available in the lending pool on the Democratized Prime platform. This is reported as an end of period outstanding balance.
Trends and Other Factors Affecting Our Performance
We believe our performance depends, and will in the future depend, on many factors, including those described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K, to which there have been no material changes. Additionally, third party loans can be accessed on our Democratized Prime platform pursuant to strategic partnerships, which may affect our results of operations and liquidity.
Loan Characteristics
The following table sets forth the weighted-average characteristics of loans we originated or purchased for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
HELOC Loans(A):
Partner-branded:
Loan term (in months)	291	308	293	309
Customer interest rate	9.0%	9.5%	8.9%	9.6%
Customer FICO score	749	757	751	756
Loan balance (in thousands)	$91	$91	$93	$91
Figure-branded:
Loan term (in months)	292	294	293	295
Customer interest rate	8.8%	9.4%	8.6%	9.5%
Customer FICO score	746	749	748	749
Loan balance (in thousands)	$96	$88	$98	$87
_______________
(A)HELOC loans subject to monthly, amortizing borrower payments and may be prepaid and redrawn within a limited period of time. Personal, mortgage, and other loans are not considered significant.

The following table summarizes loan counts held by the Company at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025(C)
Count of loans held for sale:
HELOC loans	6,018	3,928
Personal loans(A)	933	1,116
Other(B)	142	169
Total loan count held for sale	7,093	5,213
_______________
(A)Loans collateralized by digital assets.
(B)Primarily contains residential transition loans, other mortgage loans, legacy mortgages and other unsecured loans.
(C)The loan counts as of December 31, 2025 have been corrected.
Components of Results of Operation
Net Revenue
Our net revenue is primarily derived from ecosystem and technology fees, loan originations and sales, including interest income earned thereon, income earned on marketable securities, and loan servicing.
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
Interest income
We earn interest income primarily from the following sources:
•Loans — We accrue interest income on loans we hold based on the UPB outstanding at contractual interest rates. We place loans on nonaccrual status when they become 90 days past due (30 days past due for collateralized personal loans) or when we doubt full recovery of interest and principal. Loans are considered past due when contractually required principal or interest payments have not been made on the due dates. When a loan is placed on nonaccrual status, the accrued and unpaid interest is reversed as a reduction of interest income and accrued interest receivable. Interest income is subsequently recognized only to the extent cash payments are received or when the loan has been placed back in accrual status. Loans are restored to accrual status when the loan becomes current and we expect repayment of the remaining contractual principal and interest. We also recognize cash received on nonaccrual loans as interest income after all contractual principal is repaid.
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
Other income (expense), net
Other income (expense), net includes unrealized and realized gains (losses) resulting from transactions of certain digital assets, litigation settlements, adjustments to equity and non-equity method investments, foreign exchange rate gains (losses) and other non-income based state and local taxes.

Results of Operations
Condensed Consolidated Statements of Operations
The following table sets forth our Condensed Consolidated Statements of Operations for the periods presented:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Net revenue:
Ecosystem and technology fees	$72,865	$28,141	$44,724	158.9%	$120,171	$43,754	$76,417	174.7%
Servicing fees	11,303	7,464	3,839	51.4	21,128	14,655	6,473	44.2
Interest income(A)	22,809	11,966	10,843	90.6	42,185	23,190	18,995	81.9
Origination fees	26,346	16,250	10,096	62.1	49,476	28,727	20,749	72.2
Gain on sale of loans, net(A)	57,572	36,312	21,260	58.5	106,928	66,104	40,824	61.8
Gain on servicing asset, net	29,093	1,844	27,249	n.m.	41,960	2,170	39,790	n.m.
Marketable securities income, net(A)	3,971	4,066	(95)	(2.3)	7,631	11,679	(4,048)	(34.7)
Other revenue	1,629	34	1,595	n.m.	3,116	308	2,808	911.7
Total net revenue	225,588	106,077	119,511	112.7	392,595	190,587	202,008	106.0
Expenses:
General and administrative	51,428	16,397	35,031	213.6	97,023	35,237	61,786	175.3
Technology and product development	15,551	16,018	(467)	(2.9)	31,156	33,434	(2,278)	(6.8)
Operations and processing	28,914	14,448	14,466	100.1	50,361	27,126	23,235	85.7
Sales and marketing	30,738	16,966	13,772	81.2	56,221	31,933	24,288	76.1
Interest expense	19,670	12,376	7,294	58.9	36,559	23,348	13,211	56.6
Other expense	1,550	2,148	(598)	(27.8)	1,597	3,713	(2,116)	(57.0)
Total expenses	147,851	78,353	69,498	88.7	272,917	154,791	118,126	76.3
Operating income	77,737	27,724	50,013	180.4	119,678	35,796	83,882	234.3
Other income (expense), net	5,251	5,627	(376)	(6.7)	1,412	(1,828)	3,240	177.2
Income before income taxes	82,988	33,351	49,637	148.8	121,090	33,968	87,122	256.5
Income tax (benefit) provision	(4,448)	3,357	(7,805)	(232.5)	(11,393)	4,587	(15,980)	(348.4)
Net income	87,436	29,994	57,442	191.5	132,483	29,381	103,102	350.9
Net (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(10)	52	(62)	(119.2)	92	259	(167)	(64.5)
Net income attributable to Figure Technology Solutions, Inc.	$87,446	$29,942	$57,504	192.1%	$132,391	$29,122	$103,269	354.6%

Net Revenue
Ecosystem and technology fees

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Technology offering fees	$29,176	$10,855	$18,321	168.8%	$46,472	$18,750	$27,722	147.9%
Ecosystem fees	36,768	14,938	21,830	146.1	61,187	20,150	41,037	203.7
Program fees	6,921	2,348	4,573	194.8	12,512	4,854	7,658	157.8
Total ecosystem and technology fees	$72,865	$28,141	$44,724	158.9%	$120,171	$43,754	$76,417	174.7%
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Ecosystem and technology fees increased $44.7 million, or 158.9%, primarily due to growth of 261.7% in Figure Connect Volume, as well as a $4.6 million increase in program fees due to a $1.4 billion increase in the volume of securitizations for which we earn program fees. Our ecosystem fees are based on a sliding scale that decreases as higher volume tiers are reached, resulting in lower fee rates as an individual partner’s origination volume increases.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Ecosystem and technology fees increased $76.4 million, or 174.7%, primarily due to growth of 252.3% in Figure Connect Volume, as well as a $7.7 million increase in program fees due to a $2.3 billion increase in the volume of securitizations for which we earn program fees. Our ecosystem fees are based on a sliding scale that decreases as higher volume tiers are reached, resulting in lower fee rates as an individual partners origination volume increases.
Servicing fees
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Servicing fees increased $3.8 million, or 51.4%, driven by a $6.8 billion, or 73.9%, increase in the weighted average unpaid principal balance of HELOC loans serviced, rising to $16.0 billion at June 30, 2026, from $9.2 billion at June 30, 2025, partially offset by a decrease of 5 basis points in the weighted average servicing fee rate from 33 basis points to 28 basis points.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Servicing fees increased $6.5 million, or 44.2%, due to a $6.2 billion, or 69.4%, increase in the weighted average unpaid principal balance of HELOC loans serviced, rising to $15.1 billion at June 30, 2026, from $8.9 billion at June 30, 2025, partially offset by a decrease of 5 basis points in the weighted average servicing fee rate from 33 basis points to 28 basis points.
Interest income
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Interest income increased $10.8 million, or 90.6%, primarily due to a $5.5 million increase in interest earned on cash balances, as well as a $3.7 million increase in interest earned on HELOCs.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Interest income increased $19.0 million, or 81.9%, primarily due to a $11.3 million increase in interest earned on cash balances, as well as a $5.9 million increase in interest earned on HELOCs.

Origination fees
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Origination fees increased $10.1 million, or 62.1%, primarily due to a 38.7% increase in overall volume of transactions for which we earn origination fees, as well as higher weighted average origination fees driven by a change in mix driven by Figure-branded volume growing 68.2% year over year, for which we earn higher origination fees relative to Partner-branded volume.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Origination fees increased $20.7 million, or 72.2%, primarily due to a 41.8% increase in overall volume of transactions for which we earn origination fees, as well as higher weighted average origination fees driven by a change in mix driven by Figure-branded volume growing 81.4% year over year, for which we earn higher origination fees relative to Partner-branded volume.
Gain on sale of loans, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Realized gain (loss):
Whole loan sales	$54,033	$29,419	$24,614	83.7%	$97,475	$47,601	$49,874	104.8%
Securitized loans	—	13,431	(13,431)	(100.0)	—	19,454	(19,454)	(100.0)
Derivatives	5,654	(1,827)	7,481	409.5	7,273	(3,127)	10,400	332.6
	59,687	41,023	18,664	45.5	104,748	63,928	40,820	63.9
Unrealized gain (loss):
Loans	2,795	(5,039)	7,834	155.5	4,744	5,224	(480)	(9.2)
Derivatives	(4,910)	328	(5,238)	n.m.	(2,564)	(3,048)	484	15.9
	(2,115)	(4,711)	2,596	55.1	2,180	2,176	4	0.2
Total gain on sale of loans, net	$57,572	$36,312	$21,260	58.5%	$106,928	$66,104	$40,824	61.8%

Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Gain on sale of loans, net, increased $21.3 million, or 58.5%, primarily due to a $11.2 million increase in the realized gains on whole loan and securitized loan sales, driven by an increase in the UPB of loans sold from $1.1 billion to $2.5 billion, together with a 4.9% decrease in the weighted average price of loans sold for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Additionally, there was a $7.8 million increase in the fair value of loans not yet sold during three months ended June 30, 2026 compared to the three months ended June 30, 2025. Due to changes in rates impacting our derivative positions, we recognized realized gains on our derivatives of $5.7 million and unrealized losses of $4.9 million for the three months ended June 30, 2026.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Gain on sale of loans, net, increased $40.8 million, or 61.8%, due to a $30.4 million increase in the total realized gains on whole loan and securitized loan sales, driven by an increase in the UPB of loans sold from $2.4 billion to $4.3 billion, an increase of $1.9 billion period over period, together with a 3.8% decrease in the weighted average price of loans sold. Additionally, there was a $0.5 million decrease in the fair value of loans not yet sold offset by an increase in unrealized derivatives during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Due to changes in rates impacting our derivative positions, we recognized realized gains on our derivatives of $7.3 million and unrealized losses of $2.6 million during the six months ended June 30, 2026

Gain on servicing asset, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Additions	$31,807	$14,811	$16,996	114.8%	$52,159	$25,080	$27,079	108.0%
Realization of cash flows	(11,109)	(7,119)	(3,990)	(56.0)	(19,778)	(12,359)	(7,419)	(60.0)
Change in valuation inputs and assumptions	8,395	(5,848)	14,243	243.6%	9,579	(10,551)	20,130	190.8%
Total gain on servicing asset, net	$29,093	$1,844	$27,249	n.m.	$41,960	$2,170	$39,790	n.m.
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Gain on servicing asset, net increased $27.2 million, primarily due to a $17.0 million increase in new servicing assets retained on the increase of UPB of loans sold from $1.1 billion to $2.5 billion for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, as well as a $14.2 million increase resulting from changes in valuation inputs and assumptions, driven by an increasing rate environment in the current period compared to a decreasing rate environment in the prior period. Partially offsetting, there was a $4.0 million change due to the realization of cash flows derived from a larger servicing portfolio during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Gain on servicing asset, net increased $39.8 million, primarily due to a $27.1 million increase in new servicing assets retained on the increase of UPB of loans sold from $2.4 billion to $4.3 billion for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, as well as a $20.1 million increase resulting from changes in valuation inputs and assumptions, driven by an increasing rate environment in the current period compared to a decreasing rate environment in the prior period. Partially offsetting, there was a $7.4 million change due to the realization of cash flows derived from a larger servicing portfolio during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Marketable securities income, net
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Marketable securities income, net remained flat for the three months ended June 30, 2026, compared to three months ended June 30, 2025 as the change in fair value of the marketable securities we held was offset by an increase in interest income on the marketable securities we held.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Marketable securities income, net decreased $4.0 million, or 34.7%, primarily due to a $7.0 million decrease in recognized change in fair value of the marketable securities we held, partially offset by an $2.9 million increase in interest income on the marketable securities we held.
Other revenue
Other revenue is immaterial overall and components of other revenue did not materially change as fees, and the net assets on which we charge those fees, were consistent during the three and six months ended June 30, 2026 and 2025. The growth in other revenue is representative of the overall growth in Figure.

Figure-branded revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Ecosystem and technology fees	$1,175	$541	$634	117.2%	$2,402	$1,128	$1,274	112.9%
Origination fees	23,533	14,090	9,443	67.0	44,208	24,772	19,436	78.5
Gain on sale of loans, net	25,425	12,508	12,917	103.3	45,179	22,590	22,589	100.0
Total Figure-branded net revenue	$50,133	$27,139	$22,994	84.7%	$91,789	$48,490	$43,299	89.3%

Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Figure-branded net revenue increased $23.0 million, or 84.7%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This was primarily due to a $12.9 million or 103.3% increase in gain on sale of loans as a result of an increase in the UPB of loans sold and fair value of loans not sold yet. Additionally, there was a $9.4 million, or 67.0%, increase in Figure-branded origination fees as a result of a 68.2% increase in Figure-branded volume.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Figure-branded net revenue increased $43.3 million, or 89.3%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This was primarily due to a $22.5 million or 99.6% increase in gain on sale of loans as a result of an increase in the UPB of loans sold and a $19.4 million, or 78.5%, increase in Figure-branded origination fees as a result of an 81.4% increase in Figure-branded volume.
Partner-branded revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Ecosystem and technology fees	$71,690	$27,600	$44,090	159.7%	$117,769	$42,626	$75,143	176.3%
Origination fees	2,813	2,160	653	30.2	5,268	3,955	1,313	33.2
Gain on sale of loans, net	32,147	23,804	8,343	35.0	61,749	43,514	18,235	41.9
Total Partner-branded net revenue	$106,650	$53,564	$53,086	99.1%	$184,786	$90,095	$94,691	105.1%

Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Partner-branded net revenue increased $53.1 million, or 99.1%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily attributable to ecosystem and technology fees, which increased by $44.1 million, or 159.8%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This was primarily due to an increase in volume transacted on our Connect platform. Additionally, Partner-branded gain on sale of loans, net increased by $8.3 million, or 35.0%, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, as a result of a 151% increase in Partner-branded volume, offset by a transition towards ecosystem and technology fee revenue as Partners transition to Connect.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Partner-branded net revenue increased $94.7 million, or 105.1%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily attributable to ecosystem and technology fees, which increased by $75.1 million, or 176.3%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This was primarily due to an increase in volume transacted on our Connect platform. Additionally, Partner-branded gain on sale of loans, net increased by $18.2 million, or 41.9%, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, as a result of a 136% increase in Partner-branded volume, offset by a transition towards ecosystem and technology fee revenue as Partners transition to Connect.

Operating Expenses
General and administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Compensation and benefits	$8,717	$6,557	$2,160	32.9%	$16,788	$13,058	$3,730	28.6%
Stock-based compensation expense	23,567	1,795	21,772	n.m.	47,041	3,521	43,520	n.m.
Professional services	11,850	3,649	8,201	224.7	20,020	9,610	10,410	108.3
Other expense	7,294	4,396	2,898	65.9	13,174	9,048	4,126	45.6
Total general and administrative expense	$51,428	$16,397	$35,031	213.6%	$97,023	$35,237	$61,786	175.3%
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
General and administrative expense increased $35.0 million, or 213.6%. This primarily consisted of an increase in stock-based compensation expense of $21.8 million, due to the recognition of expense for stock-based compensation awards that satisfied the liquidity condition in connection with the IPO, additional grants associated with the IPO, and an increase in grants in the current year due to increased headcount. Professional services increased $8.2 million, or 224.7%, primarily due to an increase in legal and accounting fees.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
General and administrative expense increased $61.8 million, or 175.3%. This primarily consisted of an increase in stock-based compensation expense of $43.5 million, due to the recognition of expense for stock-based compensation awards that satisfied the liquidity condition in connection with the IPO, additional grants associated with the IPO, and an increase in grants in the current year due to increased headcount. Professional services increased $10.4 million, or 108.3%, primarily due to an increase in legal and accounting fees.
Technology and product development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Compensation and benefits	$5,974	$5,889	$85	1.4%	$11,479	$13,195	$(1,716)	(13.0)%
Stock-based compensation expense	1,453	3,278	(1,825)	(55.7)	3,294	6,737	(3,443)	(51.1)
Amortization	4,269	4,134	135	3.3	8,981	8,077	904	11.2
Software	3,231	2,678	553	20.6	6,350	5,260	1,090	20.7
Other expense	624	39	585	n.m.	1,052	165	887	537.6
Total technology and product development expense	$15,551	$16,018	$(467)	(2.9)%	$31,156	$33,434	$(2,278)	(6.8)%
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Technology and product development expense decreased $0.5 million, or 2.9%, primarily due to a $1.8 million decrease in stock-based compensation expense related to services exchanged for the issuance of warrants in the prior year which were fully earned in the prior year and therefore had no impact in the three months ended June 30, 2026.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Technology and product development expense decreased $2.3 million, or 6.8%, primarily due to a $3.4 million decrease in stock-based compensation expense from prior year expense related to services exchanged for the issuance of warrants in the prior year which were fully earned in the prior year and therefore had no expense in the six months ended June 30, 2026. Additionally, compensation and benefits decreased driven by a decline in cost per employee, offset by an increase in software costs driven by cloud compute and storage costs.

Operations and processing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Compensation and benefits	$8,794	$5,350	$3,444	64.4%	$16,649	$10,269	$6,380	62.1%
Stock-based compensation expense	180	148	32	21.6	332	225	107	47.6
Processing fees	19,940	8,950	10,990	122.8	33,380	16,632	16,748	100.7
Total operations and processing expense	$28,914	$14,448	$14,466	100.1%	$50,361	$27,126	$23,235	85.7%
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Operations and processing expense increased $14.5 million, or 100.1%, primarily due to an $11.0 million increase in processing fees due to a 131.7% increase in Consumer Loan Marketplace Volume. Additionally, compensation and benefits increased $3.4 million, or 64.4%, primarily due to a 43.7% increase in average headcount driven by the increase in Consumer Loan Marketplace volume.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Operations and processing expense increased $23.2 million, or 85.7%, primarily due to a $16.7 million increase in processing fees due to a 123.6% increase in Consumer Loan Marketplace Volume. Additionally, compensation and benefits increased $6.4 million, or 62.1%, primarily due to a 49.3% increase in average headcount.
Sales and marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Compensation and benefits	$4,472	$2,079	$2,393	115.1%	$7,882	$3,856	$4,026	104.4%
Stock-based compensation expense	898	103	795	771.8	1,309	182	1,127	619.2
Advertising and other expense	25,368	14,784	10,584	71.6	47,030	27,895	19,135	68.6
Total sales and marketing expense	$30,738	$16,966	$13,772	81.2%	$56,221	$31,933	$24,288	76.1%
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Sales and marketing expense increased $13.8 million, or 81.2%, primarily due to a $10.6 million increase in advertising and other expense driven by a 68.2% increase in Figure-branded volume, as well as a $2.4 million increase in compensation and benefits primarily due to a 117.1% increase in average headcount.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Sales and marketing expense increased $24.3 million, or 76.1%, primarily due to a $19.1 million increase in advertising and other expense driven by an 81.4% increase in Figure-branded volume, as well as a $4.0 million increase in compensation and benefits primarily due to a 93.9% increase in average headcount.
Interest expense
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Interest expense increased $7.3 million, or 58.9%, primarily due to a $7.3 million increase in interest expense related to Democratized Prime and a $3.2 million increase related to the Retained Interest Facility warehouse, offset by a $2.1 million decrease in warehouse facilities and a $1.9 million decrease in interest on our MSR Facility.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Interest expense increased $13.2 million, or 56.6%, primarily due to a $14.0 million increase in interest expense related to Democratized Prime, a $4.9 million increase related to the Retained Interest Facility warehouse, and a $2.1 million increase in interest related to YLDS holdings, offset by a $6.3 million decrease in warehouse facilities and a $1.9 million decrease in interest on our MSR Facility.

Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Change in fair value of digital assets held	$(870)	$2,064	$(2,934)	(142.2)%	$(5,000)	$(5,718)	$718	12.6%
Changes in value of fund investment	(116)	—	(116)	n.m.	(769)	—	(769)	n.m.
Staking rewards and realized gains	718	2,314	(1,596)	(69.0)	1,315	4,156	(2,841)	(68.4)
Other	5,519	1,249	4,270	341.9	5,866	(266)	6,132	n.m.
Total other income (expense), net	$5,251	$5,627	$(376)	(6.7)%	$1,412	$(1,828)	$3,240	177.2%
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Other income (expense), net decreased $0.4 million, or 6.7%, primarily driven by a $2.9 million decrease in the change in fair value of digital assets held and a $1.6 million decrease in staking rewards and gain on sale and usage of digital assets, partially offset by a $4.3 million increase in Other, largely due to a $5.9 million gain recognized on the disposal of our equity-method investment in Reflow Services, LLC, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Other income (expense), net increased $3.2 million, or 177.2%, primarily driven by a $6.1 million increase in Other, largely due to a $5.9 million gain recognized on the disposal of our equity-method investment in Reflow Services, LLC in May 2026, along with a $0.7 million increase in the change in fair value of digital assets held, partially offset by a $0.8 million decrease in the change in value of fund investments, and a $2.8 million decrease in staking rewards and gain on sale and usage of digital assets, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Income Tax Provision
Three months ended June 30, 2026 compared to the three months ended June 30, 2025
Income tax expense decreased by $7.8 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The benefit for income taxes includes U.S. federal, state and local taxes. The effective tax rate for the three months ended June 30, 2026 was approximately (5.4)%, compared to 10.1% for the three months ended June 30, 2025. The effective tax rate differed from the U.S. federal statutory rate of 21.0% for the three months ended June 30, 2026 primarily due to discrete excess tax benefits associated with stock-based compensation during the period. The effective tax rate differed from the U.S. federal statutory rate for the three months ended June 30, 2025 of 21.0% primarily due to state tax expense attributable to FT Intermediate, Inc. filed on standalone basis, while Figure Markets Holdings, Inc. losses were not realizable prior to the Recombination.
Six months ended June 30, 2026 compared to the six months ended June 30, 2025
Income tax expense decreased by $16.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The benefit for income taxes includes U.S. federal, state and local taxes. The effective tax rate for the six months ended June 30, 2026 was approximately (9.4)%, compared to 13.5% for the six months ended June 30, 2025. The effective tax rate differed from the U.S. federal statutory rate of 21.0% for the six months ended June 30, 2026 primarily due to discrete excess tax benefits associated with stock-based compensation during the period. The effective tax rate differed from the U.S. federal statutory rate for the six months ended June 30, 2025 of 21.0% primarily due to state tax expense attributable to FT Intermediate, Inc. filed on standalone basis, while Figure Markets Holdings, Inc. losses were not realizable prior to the Recombination.
Noncontrolling Interests in Consolidated Subsidiaries
Third-party investors hold interests in entities that we consolidate, and to whom we allocate the net income or loss of those entities. During the three and six months ended June 30, 2026 and 2025, we allocated aggregate net income or loss to those third-party investors.

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

(In thousands, except percentages)	June 30, 2026	December 31, 2025	$ Change	% Change
ASSETS
Current assets:
Cash and cash equivalents	$1,437,511	$1,198,141	$239,370	20.0%
Restricted cash	95,887	68,637	27,250	39.7
Loans held for sale, at fair value	597,400	404,337	193,063	47.7
Digital assets	62,185	96,558	(34,373)	(35.6)
Accounts receivable, net	88,527	52,016	36,511	70.2
Loan servicing asset, at fair value	155,024	113,064	41,960	37.1
Marketable securities, at fair value	354,007	273,151	80,856	29.6
Digital assets, non-current	1,311	3,644	(2,333)	(64.0)
LIABILITIES
Current liabilities:
Payables to third-party loan owners	$506,686	$383,772	$122,914	32.0%
Debt, current	222,505	160,959	61,546	38.2
Debt, current to related parties	424,640	166,135	258,505	155.6
Other current liabilities	73,078	105,642	(32,564)	(30.8)
Debt, non-current	315,850	230,143	85,707	37.2
Assets
Cash, cash equivalents and restricted cash
Cash and cash equivalents increased by $239.4 million, or 20.0%, as of June 30, 2026 compared to December 31, 2025, and restricted cash increased $27.3 million, or 39.7%. Refer to “—Liquidity and Capital Resources—Cash Flows” for the drivers in the change of cash, cash equivalents and restricted cash provided by operating, investing and financing activities during the period.
Loans held for sale, at fair value
Loans held for sale, at fair value increased by $193.1 million, or 47.7%, as of June 30, 2026 compared to December 31, 2025, primarily due to originations of $2.7 billion and purchases of $2.4 billion offset by loan sales, net of repurchases, of $4.5 billion and principal payments of $395.2 million. We generally hold loans for a short period of time and the timing of loan sales and securitizations may impact the amounts carried at each period-end. Typically, the loan volumes we experience include seasonal variation that impact the growth of loans on our balance sheet during a fiscal year.
Digital assets, current and non-current
Digital assets, current and non-current, decreased $36.7 million, or 36.6%, as of June 30, 2026 compared to December 31, 2025, which represents the fair value change in digital assets we hold for sale and the gross change of digital assets we hold as collateral. We recognize offsetting liabilities and changes for digital assets held as collateral and do not record any net assets, gains, or losses thereon unless we are unable to liquidate collateral timely and are otherwise unable to collect amounts owed. We have not experienced any such losses to date.
Digital assets held as collateral, gross of offsetting liabilities, decreased $31.4 million as of June 30, 2026 compared to December 31, 2025 due to a decrease of $27.8 million in Bitcoin holdings as a result of decreases in both the quantity and price of Bitcoin, and a $3.7 million decrease in Ethereum holdings due to a decrease in both the quantity and price of Ethereum.
Digital assets held at fair value decreased $5.4 million as of June 30, 2026 compared to December 31, 2025 due to a $3.9 million decrease in the fair value of Solana holdings, a $1.0 million decrease in the fair value of digital assets held in our liquidity pools and a $0.8 million decrease in the fair value of United States Dollar Tether holdings, partially offset by immaterial increases in the fair value of other digital assets.
See “Note 3—Investments” in the Condensed Consolidated Financial Statements for further discussion on digital assets.
Accounts receivable, net
Accounts receivable, net increased $36.5 million, or 70.2%, as of June 30, 2026 compared to December 31, 2025, primarily driven by a $16.8 million increase in other accounts receivable and trade accounts receivable increased $13.8 million driven by an overall increase in Partner-branded volume. Management continues to monitor customer credit exposure and collection trends.
Loan servicing asset, at fair value
Loan servicing asset, at fair value, increased $42.0 million, or 37.1%, as of June 30, 2026 compared to December 31, 2025, reflecting a $52.2 million increase in the value of servicing rights retained during the six months ended June 30, 2026, and a $9.6 million increase in the estimated fair value of servicing assets held based upon changes in valuation assumptions, partially offset by a $19.8 million decrease in servicing fee collections. See “Note 4—Servicing” in the Condensed Consolidated Financial Statements for further discussion on loan servicing assets.
Marketable securities, at fair value
Marketable securities, at fair value increased $80.9 million, or 29.6%, as of June 30, 2026 compared to December 31, 2025, primarily due to an increase in the volume of new securitizations in which Figure Lending LLC acts as a sponsor of the transaction. The consolidated subsidiary is required to retain 5% of the total value of marketable securities issued as a result of the transaction, as described further in “Note 2—Summary of Significant Accounting Policies,” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The increase in marketable securities retained are partially offset by the scheduled paydown of collateralized loans backing marketable securities held during the period.
Liabilities
Payables to third-party loan owners
Payables to third-party loan owners increased $122.9 million, or 32.0%, as of June 30, 2026 compared to December 31, 2025, due to an increase in our servicing portfolio. The overall balance may fluctuate based on timing of collections and payments to third-party loan owners.
Debt, current and non-current
Total debt, current and non-current, including related party debt, increased by $405.8 million, or 72.8%, as of June 30, 2026 compared to December 31, 2025, primarily due to an increase of $278.1 million in debt at fair value as a result of the growth in YLDS at FCC and Democratized Prime as well as an $85.7 million increase in non-current debt related to the increase in marketable securities.
Other current liabilities
Other current liabilities decreased $32.6 million, or 30.8%, as of June 30, 2026 compared to December 31, 2025, primarily due to lower crypto collateral balances, reflecting declines in both quantity and price of crypto assets held, as well as reduced platform liabilities. These decreases were partially offset by growth in loan-related payables, consistent with higher loan volume, and a modest increase in other liabilities.
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
As of June 30, 2026, we had $1.4 billion in cash and cash equivalents, $95.9 million in restricted cash, $42.4 million in digital assets, excluding digital assets held as collateral, and $2.0 billion in available debt capacity, excluding purchase commitments from third-party loan buyers. As of December 31, 2025, we had $1.2 billion in cash and cash equivalents, $68.6 million in restricted cash, $47.6 million in digital assets held, excluding digital assets held as collateral, and $1.8 billion in available debt capacity, excluding purchase commitments from third-party loan buyers. Our restricted cash primarily relates to cash held by us on behalf of third-party loan sellers or buyers that represent collection of principal and interest from loan borrowers that we remit to those third parties as servicer of those loans.
Based on our current business plan and revenue prospects, we believe that our existing cash and cash equivalents, our anticipated cash flows from operations, and our available debt capacity will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next 12 months from the date of this Quarterly Report. Beyond the next 12 months, we expect our long-term liquidity needs to consist primarily of working capital requirements and ongoing investments to support growth. We intend to maintain a strong liquidity position to provide flexibility to pursue strategic opportunities and manage potential variability in operating cash flows. As a result, we do not currently expect to require additional external financing to support our business operations over the long term, although we may from time to time enter into or expand credit facilities to enhance our liquidity position or fund growth initiatives.
Other Funding Sources
In connection with asset-backed securitizations, we sponsor and establish trusts (deemed to be VIEs) to ultimately purchase loans facilitated by our platform. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. We consolidate securitization VIEs when we are deemed to be the primary beneficiary and therefore have the power to direct the activities that most significantly affect the VIEs’ economic performance and a variable interest that could potentially be significant to the VIE. Where we consolidate the securitization trusts, if any, the loans held in the securitization trusts are included in loans held for investment, and the notes sold to third-party investors are recorded in notes issued by securitization trusts in the consolidated balance sheets. We did not consolidate any securitization VIEs at June 30, 2026 or December 31, 2025. Refer to “Note 9—Variable Interest Entities” in the Condensed Consolidated Financial Statements for further details.
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

Borrowing capacity of committed debt facilities as of June 30, 2026 include the following:

	June 30, 2026
(In thousands)	Final Stated Maturity	Borrowing Capacity	Balance Outstanding	Available Financing
Funding Debt:
Warehouse Facility 1	May 2027	$100,000	$2,500	$97,500
Warehouse Facility 2	January 2027	335,300	884	334,416
Warehouse Facility 5	July 2026	300,000	6,190	293,810
Warehouse Facility 6	June 2027	300,000	66,123	233,877
Warehouse Facility 7	October 2027	250,000	29,263	220,737
Retained Interest Facility	Various	500,000	317,664	182,336
Bridge Loan Facility	June 2027	600,000	—	600,000
		$2,385,300	$422,624	$1,962,676
Refer to “Note 6—Debt” in the Condensed Consolidated Financial Statements for further details on our Warehouse Facilities, and borrowing capacity.
Other than as noted above, our warehouse credit facilities bear floating interest rates, are payable on a monthly basis, and contain certain financial covenants, such as minimum tangible net worth, minimum liquidity, maximum leverage ratios, required range of net income or loss during specified periods, and periodic financial reporting requirements. Failure to comply with these covenants may result in an acceleration of payment on outstanding principal and accrued interest. As of June 30, 2026 and December 31, 2025, we were in compliance with the applicable covenants under each of our warehouse credit facilities. Our future capital requirements will depend on many factors, including, but not limited to, our continued access to debt facilities on terms that are favorable to us, our growth, our ability to attract and retain customers, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. From time to time, we may explore additional financing sources and means to lower our cost of capital, which could include equity, equity-linked, and debt financing. We cannot assure you that any additional financing will be available to us on acceptable terms, or at all. If we raise additional funds by issuing equity or equity-linked securities, the ownership of our existing stockholders will be diluted.
Pending Acquisition and Related Financing Activities
On June 10, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), to acquire Kiavi.
Concurrently with the execution of the Merger Agreement, we entered into a commitment letter with Bank of America, N.A., BofA Securities, Inc. and Barclays Bank PLC, pursuant to which Bank of America, N.A. and Barclays Bank PLC committed, subject to the satisfaction of customary conditions, to provide us with a 364-day bridge loan facility in an aggregate principal amount not to exceed $600.0 million. As of June 30, 2026, there were no outstanding borrowings under the Bridge Loan Facility.
On July 14, 2026, we closed on a private offering of $600.0 million principal amount of 8.500% Senior Notes due 2031. The net proceeds from the offering were $586.5 million. Concurrently with, and as a result of the issuance of the Senior Notes, the Company terminated the Bridge Loan Facility effective July 14, 2026. If the Kiavi acquisition does not close, the proceeds from the Notes will be used for general corporate purposes. Interest payments for the Notes are due semi-annually in arrears on January 31 and July 31 of each year, beginning on January 31, 2027. The Notes will mature on July 31, 2031, unless earlier repurchased or redeemed.
Refer to “Note 10—Commitments and Contingencies” for more information regarding the proposed acquisition of Kiavi and “Note 14—Subsequent Events” in the Condensed Consolidated Financial Statements for further details on the Senior Note issuance.

Cash Flows
The following table summarizes our consolidated cash flows for the periods indicated:

	Six Months Ended June 30,
(In thousands)	2026	2025
Net cash (used in) provided by operating activities	$(72,969)	$76,089
Net cash used in investing activities	(75,261)	(29,680)
Net cash provided by financing activities	414,850	50,720
Net Cash from Operating Activities
Net cash used in operating activities was $73.0 million for the six months ended June 30, 2026, which consisted of negative working capital adjustments of $114.0 million and non-cash adjustments of $91.4 million, partially offset by net income of $132.5 million. The working capital adjustments were driven by originations of loans held for sale of $2.7 billion and purchases of loans held for sale of $2.4 billion, partially offset by proceeds from loan sales, net of repurchases of $4.6 billion and principal payments on loans held for sale of $389.0 million. Additionally, working capital adjustments were negatively impacted by changes in accounts receivable of $37.9 million, partially offset by positive impacts from accounts payable and other liabilities of $42.0 million. The non-cash adjustments were primarily driven by gain on sale of loans, net, of $106.9 million, gains on servicing assets, net, of $42.0 million, partially offset by $52.0 million in stock based compensation, net.
Net cash provided by operating activities was $76.1 million for the six months ended June 30, 2025, which consisted of net income of $29.4 million, working capital adjustments of $91.0 million, partially offset by non-cash adjustments of $44.3 million. The working capital adjustments were driven by proceeds from loan sales, net of repurchases of $2.7 billion and principal payments on loans held for sale of $209.5 million, partially offset by originations of loans held for sale of $1.5 billion and purchases of loans held for sale of $1.3 billion. The non-cash adjustments were primarily driven by gain on sale of loans, net, of $66.1 million, and gains on servicing assets, net, of $2.2 million, which were offset by non-cash add backs of $8.1 million in amortization of internally developed software, services exchanged for the issuance of warrants of $5.4 million, $5.3 million in stock based compensation, and losses on repurchased loans of $3.7 million.
Net Cash from Investing Activities
Net cash used in investing activities was $75.3 million for the six months ended June 30, 2026, primarily due to $128.0 million in purchases of marketable securities, $13.0 million in partner prefunding, $12.7 million in capitalization of internally developed software, and $11.7 million related to the deconsolidation of a subsidiary, partially offset by $44.0 million of partner prefunding repayments, $36.6 million of principal payments on marketable securities, and $7.3 million of realized gains on futures.
Net cash used in investing activities was $29.7 million for the six months ended June 30, 2025, primarily due to $36.2 million in purchases of marketable securities, $9.9 million in capitalization of internally developed software costs and $2.2 million in purchases of digital assets, partially offset by $19.1 million of principal payments on marketable securities and $3.1 million of proceeds from digital asset sales.
Net Cash from Financing Activities
Net cash provided by financing activities was $414.9 million for the six months ended June 30, 2026, during which we received total proceeds from debt of $4.9 billion, partially offset by $4.6 billion related to total principal payments on debt. Additionally, financing activities were impacted by $121.5 million in proceeds from servicing activity on behalf of third-party loan owners and $23.8 million in proceeds from stock option exercises, partially offset by $18.1 million in taxes paid related to net share settlement of equity awards and $9.7 million in common stock repurchases.
Net cash provided by financing activities was $50.7 million for the six months ended June 30, 2025, during which we received proceeds from debt of $2.5 billion, partially offset by $2.5 billion related to principal payments on debt. Additionally, financing activities were impacted by $67.9 million in proceeds from servicing activity on behalf of third-party loan owners.
Other Changes in Financial Position
Noncontrolling interest in consolidated subsidiaries was $27 thousand at June 30, 2026, a decrease of $8.4 million from December 31, 2025, primarily due to the deconsolidation of Figure REIT, Inc. in March 2026. For further information on the deconsolidation, see “Note 7—Equity—Noncontrolling Interests in Consolidated Subsidiaries”, in the Condensed Consolidated Financial Statements.
Other Factors Affecting Liquidity and Capital Resources
Operating Lease Obligations
Our operating lease obligations consist of our lease of real property from third parties under noncancellable operating leases, including the lease of its current office spaces. Operating lease expense for our office space was $0.7 million and $1.3 million for the three and six months ended June 30, 2026, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2025, respectively. Our office leases are scheduled to expire between 2026 and 2031.
Available Liquidity and Capital Resources
As of June 30, 2026, our cash, cash equivalents, and restricted cash was $1.5 billion, which included $487.5 million of cash held for the benefit of third parties. As of December 31, 2025, our cash, cash equivalents, and restricted cash was $1.3 billion, which included $364.9 million of cash held for the benefit of third parties. The restricted cash held by us primarily relates to cash held by us on behalf of third-party loan sellers or buyers that represent collection of principal and interest from loan borrowers that we remit to those third parties as servicer of those loans.
Issuer Purchases of Equity Securities
In connection with Figure’s secondary public offering in February 2026, the Company utilized approximately $10 million of cash on hand to repurchase 312,500 shares of its Class A common stock from the underwriters at the public offering price of $32.00 (the “Share Repurchase”). The shares acquired in the Share Repurchase are held in treasury. The completion of this transaction resulted in an approximately $10 million reduction in cash and cash equivalents and a corresponding increase in treasury stock, with no net impact on the total number of common shares outstanding.
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
As of June 30, 2026, Figure repurchased no shares and has $200.0 million remaining authorized under the repurchase program.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures used by our management to evaluate operating performance, generate future operating plans, and make strategic decisions, including those relating to operating expenses and the allocation of internal resources. Accordingly, we believe these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. In addition, these measures provide useful information for period-to-period comparisons of our business, as it removes the effect of certain non-cash items, variable charges, non-recurring items, unrealized gains or losses or other similar non-cash items that are included in net income or expenses associated with the early stages of the business that are expected to ultimately terminate, pursuant to the terms of certain existing contractual arrangements or expected to continue at levels materially below the historical level, or that otherwise do not contribute directly to management’s evaluation of its operating results. Adjusted EBITDA is defined as net income excluding interest expense incurred in connection with our debt obligations other than debt associated with our funding of loans held for sale, income taxes, amortization and depreciation expense, stock-based compensation expense, non-cash changes in certain financial instruments, and other items that management has determined are not reflective of our ongoing operating performance. Adjusted EBITDA Margin is calculated as Adjusted EBITDA divided by adjusted net revenue. The most directly comparable GAAP measure is net income margin (calculated as net income divided by total net revenue).
The Company added valuation changes in the fair value of marketable securities and YLDS funding costs to its definition of Adjusted Net Revenue, and valuation changes in the fair value of marketable securities, to its definition of Adjusted EBITDA effective March 31, 2026. Additionally, the Company added acquisition-related costs to its definition of Adjusted EBITDA effective June 30, 2026.
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

The following table presents a reconciliation of net revenue to adjusted net revenue, net income to adjusted EBITDA, and net income margin to adjusted EBITDA margin for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Total net revenue	$225,588	$106,077	$392,595	$190,587
Adjusted for:
Valuation changes in fair value of MSRs	(8,395)	5,848	(9,579)	10,551
Valuation changes in fair value of marketable securities(A)	2,195	—	4,663	(2,231)
YLDS funding costs(A)	(943)	(30)	(2,391)	(30)
Adjusted net revenue	$218,445	$111,895	$385,288	$198,877

Net income	$87,436	$29,994	$132,483	$29,381
Adjusted for:
Valuation changes in fair value of MSRs	(8,395)	5,848	(9,579)	10,551
Valuation changes in fair value of marketable securities(A)	2,195	—	4,663	(2,231)
Change in fair value of digital assets and related investments	1,068	(2,671)	5,851	7,291
Services exchanged for issuance of warrants	—	2,477	—	5,404
Registration costs	842	328	3,160	1,847
Acquisition-related costs (A)	4,676	—	4,676	—
Restructuring costs	2	2,225	28	2,983
Stock-based compensation expense	26,098	2,847	51,976	5,261
Amortization of internally developed software costs	4,352	4,134	8,981	8,077
Non-funding interest expense	5,553	4,327	11,146	8,059
Income tax (benefit) provision	(4,448)	3,357	(11,393)	4,587
Adjusted EBITDA	$119,379	$52,866	$201,992	$81,210
Net income margin	38.8%	28.3%	33.7%	15.4%
Adjusted EBITDA margin	54.6%	47.2%	52.4%	40.8%
(A) The Company added valuation changes in the fair value of marketable securities and YLDS funding costs to its definition of Adjusted Net Revenue, and valuation changes in the fair value of marketable securities to its definition of Adjusted EBITDA effective March 31, 2026. Additionally, the Company added acquisition-related costs to the definition of Adjusted EBITDA effective June 30, 2026. These adjustments have been applied retrospectively to all periods presented.

Critical Accounting Estimates
Our Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). In preparing our Condensed Consolidated Financial Statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our Condensed Consolidated Financial Statements. We evaluate our estimates and assumptions on an ongoing basis. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are described in Item 8, “Financial Statements and Supplementary Data,” and “Note 2—Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the financial statements. We highlighted those policies that involve a higher degree of judgment and complexity with further discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2026, as compared to those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We believe these policies are the most critical to aid in fully understanding and evaluating our financial condition and results of operations.
Recent Accounting Pronouncements
See “Note 2—Summary of Significant Accounting Policies” to our Condensed Consolidated Financial Statements for recently issued accounting pronouncements not yet adopted as of the dates of the statement of financial position.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The Company's business, results of operations, and financial condition are subject to various risks described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the risk factors identified in the Company's Annual Report on Form 10-K as filed on March 16, 2026 for the fiscal year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sale of Securities
None.
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

This Share Repurchase Program does not obligate the Company to acquire any particular amount of stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion. As of June 30, 2026, the Company has not repurchased shares under this repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable

ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider Trading Arrangements and Policies
On June 11, 2026, Michael Tannenbaum, the Company's Chief Executive Officer, entered into a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 60,315 shares of the Company's Class A common stock until February 18, 2027. On the same date, Mr. Tannenbaum also terminated his previous agreement which was entered into on December 3, 2025 and was set to expire on August 27, 2026.
On June 16, 2026, Horsley Capital Partners LLC, an entity for which the beneficial owner is Adam Boyden, a member of the Company’s Board of Directors, entered into a new trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act for the sale of up to 57,780 shares of the Company's Class A common stock until September 13, 2027.
ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Agreement and Plan of Merger, dated as of June 10, 2026, by and among Figure Technology Solutions, Inc., Project Mason Merger Sub, Inc., Kiavi, Inc. and Fortis Advisors LLC	8-K	001-42829	2.1	6/10/2026
3.1	Second Amended and Restated Articles of Incorporation	8-K	001-42829	3.1	9/12/2025
3.2	Amended and Restated Bylaws of Figure Technology Solutions, Inc.	8-K	001-42829	3.2	9/12/2025
4.1	Form of Class A Common Stock Certificate	S-1/A	333-289695	4.1	9/2/2025
4.2	Form of Class B Common Stock Certificate	S-1/A	333-289695	4.2	9/2/2025
4.3	Assignment, Assumption and Amendment Agreement, dated as of August 29, 2025, by and among FT Intermediate, Inc., Figure Markets Holdings, Inc. and J. Digital 6 Cayman Ltd.	S-1/A	333-289695	4.3	9/8/2025
4.4	Form of Certificate of Designation for the Series A Blockchain Common Stock	S-1	333-291591	4.2	2/11/2026
10.1	Amended and Restated 2025 Incentive Award Plan	10-Q	001-42829	10.1	5/15/2026
10.2	Letter Agreement, dated May 14, 2026, among Figure Technology Solutions, Inc. and Todd Stevens	10-Q	001-42829	10.2	5/15/2026
10.3	Bridge Commitment Letter, dated as of June 10, 2026 by and among Figure Technology Solutions, Inc., Bank of America, N.A., BofA Securities, Inc. and Barclays Bank PLC	8-K	001-42829	10.1	6/10/2026
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS	Inline XBRL Instance Document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Figure Technology Solutions, Inc.

Date:	August 14, 2026	By:	/s/ Michael Tannenbaum
Michael Tannenbaum
Chief Executive Officer and Director

Date:	August 14, 2026	By:	/s/ Macrina Kgil
Macrina Kgil
Chief Financial Officer